Form 10-Q
period 2024-01-31
GMTech Inc.
filed 2024-03-13
CIK 2000762

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-275887

GMTECH INC.

(Exact name of registrant as specified in its charter)

Wyoming	7371	93-3955846
(State or other jurisdiction of incorporation or Organization)	(Primary Standard Industrial Classification Code)	(IRS Employer Identification No.)

45 Rockefeller Plaza, 21F, New York

New York 10111

(646) 508-0022

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 31, 2024
Common Stock: $0.0001	5,000,000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GMTECH INC. & SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	As of January 31, 2024 (Unaudited)	As of October 31, 2023 (Audited)

Assets
Current Assets
Cash	$5,951	$22,099
Rent deposits	2,168	2,168
Total Current Assets	8,119	24,267

Total Non-current Assets	–	–
Total Assets	$8,119	$24,267

Liabilities
Current Liabilities
Accounts payable	$5,263	$4,594
Accrued liabilities	–	3,000
Deferred revenue	–	14,800
Total Current Liabilities	5,263	22,394
Total Liabilities	5,263	22,394

Shareholders’ Equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Retained Earnings	2,356	1,373
Total Shareholders’ Equity	2,856	1,873

Total Liabilities and Equity	$8,119	$24,267

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For Three Months Ended January 31, 2024	For Three Months Ended January 31, 2023

Revenue, net	$22,800	$–
Cost of revenue	4,500	–
Gross profit	18,300	–

Operating Expenses
General and administrative expenses	16,848	–
Total operating expenses	16,848	–

Income before income tax expenses	1,452	–

Income tax expense	469	–

Net income	$983	$–

Other comprehensive income	–	–

Comprehensive income	$983	$–

Net income per share - Basic and diluted	$0.00	$0.00

Weighted average number of ordinary shares	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM OCTOBER 31, 2022 TO OCTOBER 31, 2023 (AUDITED)

& FOR THREE MONTHS ENDED JANUARY 31, 2024 (UNAUDITED)

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity

Balance as of October 31, 2022	–	$–	$(1,000)	$(1,000)

Issuance of stocks	5,000,000	500	–	500
Net Income	–	–	2,373	2,373

Balance as of October 31, 2023	5,000,000	500	1,373	1,873

Issuance of stocks	–	–	–	–
Net Income	–	–	983	983

Balance as of January 31, 2024	5,000,000	$500	$2,356	$2,856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For Three Months Ended January 31, 2024	For Three Months Ended January 31, 2023
Cash Flows From Operating Activities
Net income	$983	$–
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	669	–
Accrued liabilities	(3,000)	–
Unearned revenue	(14,800)	–
Net cash provided by operating activities	(16,148)	–

Net change in cash	(16,148)	–
Cash, beginning of period	22,099	–
Cash, end of period	$5,951	$–

Supplemental cash flow information
Cash paid for interest expense	$–	$–
Cash paid for taxes	$–	$–

Non-cash investing and financing activities
Subscription receivable for sale of common stock	–	–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED JANUARY 31, 2024 AND 2023

Note 1 – Organization and Business Background

GMTech Inc., a Wyoming corporation, (“the Company”) was incorporated under the laws of the State of Wyoming on October 12, 2023. GMTech Inc. is headquartered in New York. The Company provides IT consulting services to customers in North America.

GMTech Inc. is the 100% owner of the Company’s operating subsidiary, Anptech Inc., a corporation that was organized under the laws of the State of New York on May 18, 2022. Anptech Inc. was wholly acquired by the Company on October 16, 2023.

The Company’s executive office is located at 45 Rockefeller Plaza, 21F, New York, New York 10111.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements for the Company for the period from November 1, 2023 to January 31, 2024 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company has adopted October 31 as its fiscal year end.

Basis of Consolidation

The consolidated financial statements are comprised of all of the accounts of GMTech Inc. and Anptech Inc., a wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable

The Company’s accounts receivables arise from provision of services to customers. In general, the Company invoices for services rendered at the time the service is provided or the cost incurred. In the event the Company does have accounts receivable, the Company will evaluate each reporting period to provide a reserve against accounts receivable for estimated losses that may result from a customer’s inability to pay based on customer-specific analysis and general matters such as current assessments of past due balances, economic conditions and forecasts, and historical credit loss activity. Amounts determined to be uncollectible will be charged or written-off.

Revenue Recognition

The Company has adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue from service related agreements and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The performance obligations are consulting services to clients for their websites, apps, and/or systems. Revenue is recognized each month during the service term of each contract. Amounts that have been invoiced are recorded in accounts receivable and in either deferred revenue or revenue in the Company’s consolidated financial statements, depending on whether the underlying performance obligation has been satisfied. Deferred revenue consists of payments made in advance of services provided to customers as defined within the contracts.

The Company provides IT consulting services to businesses on a fixed-price basis. Revenue is recognized when services are provided over the period of service agreement. Any offsetting costs or expenses are also recognized when services are provided to customers. In certain instances, the Company also determines whether it acts as a principal or as an agent in a transaction. For services sourced through third-party exchanges, our accounting analysis for principal versus agent follows the two-step evaluation prescribed in ASC 606-10-55-36A to evaluate the nature of our promise and conclude whether we are the principal or agent:

1. Identify the specified good(s) or service(s) provided to the customer (i.e., distinct good(s) or service(s)); and

2. Determine if GMTech controls each specified good or service before that good or service is transferred to the customer.

Step 1 - Identify the specified good(s) or service(s)

ASC 606-10-55-36 indicates that an entity must determine whether it is a principal or an agent for each specified good or service promised to the customer. As noted in BC24 of ASU 2016-08, “The principal versus agent considerations relate to the application of Step 2 of the revenue recognition model—identify the performance obligations in the contract. Appropriately identifying the good or service to be provided is a critical step in appropriately identifying whether the nature of an entity’s promise is to act as a principal or an agent.”

In determining the specified goods or services provided to our customers, we considered the nature of our promise to customers, the customers’ perspectives and expectations, and our contract with customers. The contracts with customers specify that we will provide consulting services to the client for the purpose of website development and related services. The client will pay GMTech for the fees incurred on a fixed basis. There is an identified service provided to the customer.

Step 2 - Determine if GMTech controls each specified good or service.

In accordance with ASC 606-10-55-37, an entity is a principal if it controls the specific good or service before that good or service is transferred to a customer. The guidance further states that an entity that is a principal may satisfy its performance obligation to provide the specified good or service itself or may engage another party to satisfy some or all of the performance obligation on its behalf.

In accordance with ASC 606-10-55-38 an entity is an agent if the entity’s performance obligation is to arrange for the provision of the specified good or service by another party. An entity that is an agent does not control the specified good or service provided by another party before that good or service is transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified goods or services to be provided by the other party. An entity’s fee or commission might be the net amount of consideration that the entity retains after paying the other party the consideration received in exchange for the goods or services to be provided by that party.

ASC 606-10-55-39 sets forth the following indicators of an entity that controls the specified good or service before it is transferred to the customer and is therefore a principal:

a. The entity is primarily responsible for fulfilling the promise to provide the specified good or service. This typically includes responsibility for the acceptability of the specified good or service (for example, primary responsibility for the good or service meeting customer specifications).

GMTech is primarily responsible to the customer for projects and services for developed systems, websites and applications. GMTech contracts directly with the buyer and is viewed by the buyer as the sole party responsible for fulfilling the buyer’s request. No other party contracts with the buyer or is obligated to satisfy or fulfill the buyer’s request. GMTech considers this relationship critical in understanding the fulfillment obligations and expectations of the buyer.

b. The entity carries the risk before the specified good or service has been transferred to a customer or after the transfer of control to the customer.

GMTech holds the risk of the specified good or service prior to transfer to the customer.

c. The entity has discretion in establishing the price for the specified good or service.

GMTech is solely responsible for and has latitude to establish the prices charged to the customer.

The Company evaluated the guidance described in ASC 606-10-55-36 through 55-40 and determined it is the principal in these transactions. This requires significant judgement and is based on an assessment of the terms of customer arrangements in accordance with ASC 606. When the Company is the principal in a transaction, revenue is reported on a gross basis, whereas revenues as an agent are reported net of the revenue share. The Company has determined it is the principal in certain transactions in which the Company pays a commission to an agent for sales obtained for products through various advertising measures. The Company pays a 30% commission of the gross sales of the service paid. Such commission costs are recorded as advertising costs. For the three months ended January 31, 2024, there were no commission costs paid.

Deferred Revenue

Deferred revenue consists of payments made in advance of services provided to customers. The deferred revenue balances as of January 31, 2024 and October 31, 2023 are $0 and $14,800, respectively.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share (“ASC 260”). ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Income Taxes

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has adopted the provisions of ASC 740 since inception and has analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction, and the state of New York, as its “major” tax jurisdictions.

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02 Leases (Topic 842) (“ASU 2016-02”) which supersedes Topic 840, Leases. ASU 2016-02 applies to all entities that enter into leases. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.

The Company adopted ASU 2016-02 during the year ended October 31, 2023. ASU 2016-02 contains certain practical expedients, which the Company has elected. The Company has elected to exempt all leases that qualify as short-term leases (leases not longer than 12 months).

New Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Note 3 – Acquisition

On October 16, 2023, the Company acquired 100% ownership interest in Anptech Inc. by issuance of 2,000,000 shares of common stock to Yuyang Cui, the sole owner of Anptech Inc. The acquisition closed effective October 16, 2023, and has been treated as a business combination under common control.

The Company accounted for the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). Under ASU 2017-01, the Company determined that the acquisition was business acquisition. The transfer of Anptech Inc.’s business to the Company was between entities under common control of Yuyang Cui, the sole director of the Company. The acquisition was accounted for in a manner similar to a pooling-of-interests with the assets and liabilities of the entities mentioned above carried over at their historical amounts.

Note 4 – Related Party Transactions

For the three months ended January 31, 2024, the Company reimbursed $1,987 to the sole director of the Company Yuyang Cui for her payment of general and administration expenses incurred by the Company.

For the three months ended January 31, 2023, there were no related party transactions.

Note 5 – Equity

Common Shares

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. All shares have equal voting rights, are non-assessable, and have one vote per share.

On October 13, 2023, the Company issued Yuyang Cui 3,000,000 shares of common stock of the Company at par value of $0.0001 per share for a total value of $300, for the incorporation cost paid by Yuyang Cui.

On October 16, 2023, the Company issued Yuyang Cui 2,000,000 shares of common stock of the Company at par value of $0.0001 per share for a total value of $200, for acquisition of all outstanding 200 shares of Anptech Inc. from Yuyang Cui.

As of January 31, 2024, the Company has 5,000,000 shares of common stock issued and outstanding.

Note 6 – Operating Lease

In September 2023, the Company entered into an office lease for an office at 45 Rockefeller Plaza, New York. The lease expires at the end of September 2024.

The Company has determined that the lease is short-term in nature and will not record a ROU asset and lease liability on the balance sheet.

Total rent expense for operating leases was approximately $4,335 and $0 for the three months ended January 31, 2024 and 2023, respectively.

Note 7 – Income Tax

United States of America

The Company is registered in the State of Wyoming and is subject to United States of America tax law.

The federal and state income tax provision (benefit) for the year as of October 31, 2023 and 2022 are summarized as follows:

	Three Months Ended January 31, 2024	Three Months Ended January 31, 2023
Current:
Federal	$261	$–
State	208	–
Total current	469	–
Deferred
Federal	–	–
State	–	–
Total deferred	–	–
Income tax provision	$469	$–

The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards.

Note 8 – Major Customers and Concentration of Credit Risk

For the three months ended January 31, 2024, two customers accounted for 100% of the Company’s total revenues. For the three months ended January 31, 2023, the Company did not have any customers.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, amounts due from related parties and advances to suppliers. For the three months ended January 31, 2024 and 2023, none of the Company’s revenue was credit sales.

Note 9 – Commitments and Contingencies

The Company did not have any contractual commitments as of January 31, 2024 and 2023.

Note 10 – Subsequent Event

In accordance with ASC 855, Subsequent Events, (“ASC 855”), the Company has analyzed its operations subsequent to January 31, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements. Subsequent events were reviewed through March 12, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Ended January 31, 2024

During the three months ended January 31, 2024, we generated revenues of $22,800.

Our net income for the three months ended January 31, 2024 was $983. Operating expenses consist of mainly lease expense, professional fees, and administration expenses.

During the three months ended January 31, 2023, we have not generated any revenues, and we had no net income or loss.

Liquidity and Capital Resources

As of January 31, 2024, our total assets were $8,119 consisting of cash and cash equivalents of $5,951 and prepaid rent of $2,168. As of January 31, 2024, our total liabilities were $5,263 consisting of accounts payable $5,263.

As of January 31, 2023, our total assets and total liabilities were both $0.

Cash Flows from Operating Activities

During the three months ended January 31, 2024, we have generated negative cash flows from operating activities of $16,148, consisting of mainly decrease in deferred revenue and accrued liabilities.

During the three months ended January 31, 2023, we have not generated any cash flows from operating activities.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities during the three months ended January 31, 2024 and 2023.

Cash Flows from Financing Activities

We have not generated cash flows from financing activities during the three months ended January 31, 2024 and 2023.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds, operating income, and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with our AI development tool; (ii) marketing expenses; and (iii) expenses for maintaining the Company as a publicly reporting company. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended January 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in 45 Rockefeller Plaza, 21F, New York, NY 10111.

GMTECH INC.

March 12, 2024	By: /s/ Yuyang Cui
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Yuyang Cui
Yuyang Cui	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	March 12, 2024

