Form 10-Q
period 2024-04-30
GMTech Inc.
filed 2024-06-13
CIK 2000762

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 13, 2024
Common Stock: $0.0001	12,000,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GMTECH INC. & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	As of April 30, 2024 (Unaudited)	As of October 31, 2023 (Audited)

Assets
Current Assets
Cash	$124,378	$22,099
Accounts receivable	4,000	–
Rent deposits	2,168	2,168
Total Current Assets	130,546	24,267

Total Assets	$130,546	$24,267

Liabilities
Current Liabilities
Accounts payable	$8,802	$4,594
Related party payable	2,000	–
Accrued liabilities	–	3,000
Deferred revenue	–	14,800
Total Current Liabilities	10,802	22,394
Total Liabilities	10,802	22,394

Stockholders' Equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 12,000,000 shares and 5,000,000 shares issued and outstanding as of April 30, 2024 and October 31, 2023, respectively	1,200	500
Additional paid-in capital	139,300	–
Accumulated deficit	(20,756)	1,373
Total Stockholders’ Equity	119,744	1,873

Total Liabilities and Stockholders’ Equity	$130,546	$24,267

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended April 30, 2024	For Three Months Ended April 30, 2023	For Six Months Ended April 30, 2024	For Six Months Ended April 30, 2023

Revenue	$12,000	$50,000	$34,800	$50,000
Cost of revenue	5,000	20,000	9,500	20,000
Gross profit	7,000	30,000	25,300	30,000

Operating Expenses
Advertising and marketing	–	18,000	–	18,000
General and administrative expenses	30,112	13,502	47,429	13,502
Total operating expenses	30,112	31,502	47,429	31,502

Loss before income tax expenses	(23,112)	(1,502)	(22,129)	(1,502)

Net loss	$(23,112)	$(1,502)	$(22,129)	$(1,502)

Net income per share-Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of ordinary shares	7,333,333	5,000,000	6,166,667	5,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM OCTOBER 31, 2022 TO OCTOBER 31, 2023 (AUDITED)

AND FOR THREE AND SIX MONTHS ENDED APRIL 30, 2024 (UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity

Balance as of October 31, 2023	5,000,000	$500	$–	$1,373	$1,873

Issuance of shares	–	–	–	–	–
Net Income	–	–	–	983	983

Balance as of January 31, 2024	5,000,000	500	–	2,356	2,856

Issuance of shares	7,000,000	700	139,300	–	140,000
Net Loss	–	–	–	(23,112)	(23,112)

Balance as of April 30, 2024	12,000,000	$1,200	$139,300	$(20,756)	$119,744

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity

Balance as of October 31, 2022	–	$–	$–	$(1,000)	$(1,000)

Issuance of shares	–	–	–	–	–
Net Loss	–	–	–	–	–

Balance as of January 31, 2023	–	–	–	(1,000)	(1,000)

Issuance of shares	–	–	–	–	–
Net Loss	–	–	–	(1,502)	(1,502)

Balance as of April 30, 2023	–	$–	$–	$(2,502)	$(2,502)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Six Months Ended April 30, 2024	For Six Months Ended April 30, 2023
Cash Flows from Operating Activities
Net loss	$(22,129)	$(1,502)
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(4,000)	–
Accounts payable	4,208	–
Related party payable	2,000	–
Accrued liabilities	(3,000)	–
Deferred revenue	(14,800)	10,100
Net cash provided by/(used in) operating activities	$(37,721)	$8,598

Cash Flows from Financing Activities
Proceeds from sale of common stock	140,000	–
Net cash provided by financing activities	140,000	–

Net change in cash	102,279	8,598
Cash, beginning of period	22,099	–
Cash, end of period	$124,378	$8,598

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR SIX MONTHS ENDED APRIL 30, 2024 AND 2023

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

The Company’s executive office is located at 45 Rockefeller Plaza, 21F, New York, New York 10111.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements for the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company has adopted October 31 as its fiscal year end.

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

Accounts Receivable

The Company’s accounts receivables arise from provision of services to customers. In general, the Company invoices for services rendered at the time the service is provided or the cost incurred. The Company reviews its receivables in accordance with Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), which currently has a minimal impact to the Company. In the event the Company does have accounts receivable, the Company will evaluate each reporting period to provide a reserve against accounts receivable for estimated losses that may result from a customer’s inability to pay based on customer-specific analysis and general matters such as current assessments of past due balances, economic conditions and forecasts, and historical credit loss activity. Amounts determined to be uncollectible will be charged or written-off. The Company had accounts receivable of $4,000 and $0 on April 30, 2024 and April 30, 2023, respectively. The Company did not record an allowance against its accounts receivable at April 30, 2024 or April 30, 2023, as it did not have a material impact to the Company’s consolidated financial statements. At April 30, 2024, one customer accounted for 100% of the outstanding accounts receivable.

Revenue Recognition

The Company has adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue from service related agreements and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The performance obligations are consulting services to clients for their websites, apps, and/or systems. Revenue is recognized each month during the service term of each contract. Amounts that have been invoiced are recorded in accounts receivable and in either deferred revenue or revenue in the Company's consolidated financial statements, depending on whether the underlying performance obligation has been satisfied. Deferred revenue consists of payments made in advance of services provided to customers as defined within the contracts. For the six months ended April 30, 2024, two customers accounted for 100% of the revenue recorded. For the six months ended April 30, 2023, two customers accounted for 100% of the revenue recorded. The Company had accounts receivable of $4,000 and $0 on April 30, 2024 and October 31, 2023, respectively, and had accounts receivable of $0 on April 30, 2023 and October 31, 2022, respectively. The Company had contract liabilities, which consist of deferred revenue, of $0 and $14,800 on April 30, 2024 and October 31, 2023, and had contract liabilities of $0 on April 30, 2023 and October 31, 2022, respectively.

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

Step 2 - Determine if GMTech controls each specified good or service

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

The Company evaluated the guidance described in ASC 606-10-55-36 through 55-40 and determined it is the principal in these transactions. This requires significant judgement and is based on an assessment of the terms of customer arrangements in accordance with ASC 606. When the Company is the principal in a transaction, revenue is reported on a gross basis, whereas revenues as an agent are reported net of the revenue share. The Company has determined it is the principal in certain transactions in which the Company pays a commission to an agent for sales obtained for products through various advertising measures. The Company pays a 30% commission of the gross sales of the service paid. Such commission costs are recorded as advertising costs. For the six months ended April 30, 2024, there were no commission costs paid.

Deferred Revenue

Deferred revenue consists of payments made in advance of services provided to customers. The deferred revenue balances as of April 30, 2024 and October 31, 2023 are $0 and $14,800, respectively.

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

Income Taxes

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has adopted the provisions of ASC 740 since inception and has analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction, and the state of New York, as its “major” tax jurisdictions. As of April 30, 2024, the 2020 through 2023 tax years generally remain subject to examination by federal and state authorities.

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

On January 1, 2024, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, such as accounts receivable. At April 30, 2024, the Company’s accounts receivable balance was $4,000. The adoption of ASU 2016-13 did not have a material impact to the Company’s financial statements.

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

The Company accounted for the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). Under ASU 2017-01, the Company determined that the acquisition was business acquisition. The transfer of Anptech Inc.’s business to the Company was between entities under common control of Yuyang Cui, the sole director of the Company. The acquisition was accounted for in a manner similar to a pooling-of-interests with the assets and liabilities of the entities mentioned above carried over at their historical amounts.

Note 4 – Related Party Transactions

For the six months ended April 30, 2024, the sole director of the Company, Yuyang Cui advanced $2,000 to the Company for general and administration expenses incurred by the Company, which is unsecured and non-interest bearing. All of the advances were repaid to Yuyang Cui in May 2024. The amount is recorded in the current liabilities section of the balance sheet.

For the six months ended April 30, 2023, the sole director of the Company, Yuyang Cui advanced $800 to the Company for the payment of incorporation cost of the Company’s subsidiary Anptech Inc., which is unsecured and non-interest bearing. All of the advances were repaid to Yuyang Cui in November 2023. The amount is recorded in the current liabilities section of the balance sheet.

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

In the month of February 2024 and March 2024, the Company issued 7,000,000 shares of its common stock at $0.02 per share for total proceeds of $140,000.

As of April 30, 2024, the Company has 12,000,000 shares of common stock issued and outstanding.

Note 6 – Operating Lease

In September 2023, the Company entered into an office lease for an office at 45 Rockefeller Plaza, New York. The lease expires at the end of September 2024.

The Company has determined that the lease is short-term in nature and will not record a ROU asset and lease liability on the balance sheet.

Total rent expense for operating leases was approximately $8,742 and $4,017 for the six months ended April 30, 2024 and 2023, respectively.

Note 7 – Income Tax

United States of America

The Company is registered in the State of Wyoming and is subject to United States of America tax law.

The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. The Company has no provision due to only losses to date.

Note 8 – Major Customers and Concentration of Credit Risk

For the six months ended April 30, 2024, two customers accounted for 100% of the Company’s total revenues. For the six months ended April 30, 2023, two customers accounted for 100% of the Company’s total revenues.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, amounts due from related parties and advances to suppliers. For the six months ended April 30, 2024 and 2023, none of the Company’s revenue was credit sales.

Note 9 – Commitments and Contingencies

The Company did not have any contractual commitments as of April 30, 2024 and 2023.

Note 10 – Subsequent Event

In accordance with ASC 855, Subsequent Events, (“ASC 855”), the Company has analyzed its operations subsequent to April 30, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements. Subsequent events were reviewed through June 13, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Three and Six Months Ended April 30, 2024 and 2023

During the three and six months ended April 30, 2024, we generated revenues of $12,000 and $34,800, respectively.

Our net loss for the three and six months ended April 30, 2024 was $23,112 and $22,129, respectively. Operating expenses consist of mainly lease expense, audit fees, professional fees, and administration expenses.

During the three and six months ended April 30, 2023, we generated revenues of $50,000, respectively.

Our net loss for the three and six months ended April 30, 2023 was $1,502, respectively. Operating expenses consist of mainly lease expense, professional fees, and administration expenses.

Liquidity and Capital Resources

As of April 30, 2024, our total assets were $130,546 consisting of cash and cash equivalents of $124,378, accounts receivable of $4,000 and prepaid rent of $2,168. As of April 30, 2024, our total liabilities were $10,802 consisting of accounts payable $8,802 and related party payable $2,000.

Cash Flows from Operating Activities

During the six months ended April 30, 2024, we have generated negative cash flows from operating activities of $37,721, consisting of mainly increase in accounts receivable and accounts payable, and decrease in deferred revenue and accrued liabilities.

During the six months ended April 30, 2023, we have generated positive cash flows from operating activities of $8,598, consisting of increase in deferred revenue.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities during the six months ended April 30, 2024 and 2023.

Cash Flows from Financing Activities

During the six months ended April 30, 2024, we generated positive cash flows from financing activities of $140,000 by issuance of common stock of $140,000.

During the six months ended April 30, 2023, we have not generated cash flows from financing.

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

Going Concern

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended April 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended April 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GMTECH INC.

June 13, 2024	By: /s/ Yuyang Cui
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Yuyang Cui
Yuyang Cui	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	June 13, 2024

