Form 10-Q
period 2024-07-31
GMTech Inc.
filed 2024-09-16
CIK 2000762

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 16, 2024
Common Stock: $0.0001	12,000,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GMTECH INC. & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	As of July 31, 2024 (Unaudited)	As of October 31, 2023 (Audited)

Assets
Current Assets
Cash	$109,329	$22,099
Other receivable	2,500	–
Rent deposits	2,168	2,168
Total Current Assets	113,997	24,267

Total Assets	$113,997	$24,267

Liabilities
Current Liabilities
Accounts payable	$301	$4,594
Accrued liabilities	–	3,000
Deferred revenue	–	14,800
Total Current Liabilities	301	22,394
Total Liabilities	301	22,394

Stockholders' Equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 12,000,000 shares and 5,000,000 shares issued and outstanding as of July 31, 2024 and October 31, 2023, respectively	1,200	500
Additional paid-in capital	139,300	–
Retained earnings (accumulated deficit)	(26,804)	1,373
Total Stockholders’ Equity	113,696	1,873

Total Liabilities and Stockholders’ Equity	$113,997	$24,267

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended July 31, 2024	For Three Months Ended July 31, 2023	For Nine Months Ended July 31, 2024	For Nine Months Ended July 31, 2023

Revenue	$12,000	$32,500	$46,800	$82,500
Cost of revenue	–	–	9,500	20,000
Gross profit	12,000	32,500	37,300	62,500

Operating Expenses
Advertising and marketing	–	–	–	18,000
General and administrative expenses	18,048	10,004	65,477	23,506
Total operating expenses	18,048	10,004	65,477	41,506

Income/(loss) before income tax expenses	(6,048)	22,496	(28,177)	20,994

Net income/(loss)	$(6,048)	$22,496	$(28,177)	$20,994

Net income per share-Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of ordinary shares	12,000,000	5,000,000	8,111,111	5,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THREE AND NINE MONTHS ENDED JULY 31, 2024 AND 2023 (UNAUDITED)

	Common Stock		Additional paid-in	Retained earnings (Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit)	Equity

Balance as of October 31, 2023	5,000,000	$500	$–	$1,373	$1,873

Issuance of shares	–	–	–	–	–
Net Income	–	–	–	983	983

Balance as of January 31, 2024	5,000,000	500	–	2,356	2,856

Issuance of shares	7,000,000	700	139,300	–	140,000
Net Loss	–	–	–	(23,112)	(23,112)

Balance as of April 30, 2024	12,000,000	$1,200	$139,300	$(20,756)	$119,744

Issuance of shares	–	–	–	–	–
Net Loss	–	–	–	(6,048)	(6,048)

Balance as of July 31, 2024	12,000,000	$1,200	$139,300	$(26,804)	$113,696

	Common Stock		Additional paid-in	Retained earnings (Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit)	Equity

Balance as of October 31, 2022	–	$–	$–	$(1,000)	$(1,000)

Issuance of shares	–	–	–	–	–
Net Loss	–	–	–	–	–

Balance as of January 31, 2023	–	–	–	(1,000)	(1,000)

Issuance of shares	–	–	–	–	–
Net Loss	–	–	–	(1,502)	(1,502)

Balance as of April 30, 2023	–	$–	$–	$(2,502)	$(2,502)

Issuance of shares	–	–	–	–	–
Net Income	–	–	–	22,496	22,496

Balance as of July 31, 2023	–	$–	$–	$19,994	$19,994

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Nine Months Ended July 31, 2024	For Nine Months Ended July 31, 2023
Cash Flows from Operating Activities
Net (loss) income	$(28,177)	$20,994
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Changes in operating assets and liabilities:
Other receivable	(2,500)	–
Accounts payable	(4,293)	–
Accrued liabilities	(3,000)	–
Deferred revenue	(14,800)	–
Net cash provided by/(used in) operating activities	$(52,770)	$20,994

Cash Flows from Financing Activities
Proceeds from sale of common stock	140,000	–
Net cash provided by financing activities	140,000	–

Net change in cash	87,230	20,994
Cash, beginning of period	22,099	–
Cash, end of period	$109,329	$20,994

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR NINE MONTHS ENDED JULY 31, 2024 AND 2023

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

Accounts Receivable

The Company’s accounts receivables arise from provision of services to customers. In general, the Company invoices for services rendered at the time the service is provided or the cost incurred. The Company reviews its receivables in accordance with Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), which currently has a minimal impact to the Company. In the event the Company does have accounts receivable, the Company will evaluate each reporting period to provide a reserve against accounts receivable for estimated losses that may result from a customer’s inability to pay based on customer-specific analysis and general matters such as current assessments of past due balances, economic conditions and forecasts, and historical credit loss activity. Amounts determined to be uncollectible will be charged or written-off. The Company had accounts receivable of zero on July 31, 2024 and October 31, 2023, respectively. The Company did not record an allowance against its accounts receivable at July 31, 2024 or October 31, 2023, as it did not have a material impact to the Company’s consolidated financial statements.

Revenue Recognition

The Company recognizes revenue from service-related agreements and contracts in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The performance obligations are consulting services to clients for their websites, apps, and/or systems. Revenue is recognized each month during the service term of each contract. Amounts that have been invoiced are recorded in accounts receivable and in either deferred revenue or revenue in the Company's consolidated financial statements, depending on whether the underlying performance obligation has been satisfied. Deferred revenue consists of payments made in advance of services provided to customers as defined within the contracts. For the nine months ended July 31, 2024, three customers accounted for 100% of the revenue recorded. For the three months ended July 31, 2024, one customer accounted for 100% of the revenue recorded. For the nine months ended July 31, 2023, three customers accounted for 100% of the revenue recorded. For the three months ended July 31, 2023, two customers accounted for 100% of the revenue recorded. The Company had accounts receivable of zero on July 31, 2024 and October 31, 2023, respectively. The Company had contract liabilities, which consist of deferred revenue, of $0 and $14,800 on July 31, 2024 and October 31, 2023, respectively.

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

The Company evaluated the guidance described in ASC 606-10-55-36 through 55-40 and determined it is the principal in these transactions. This requires significant judgement and is based on an assessment of the terms of customer arrangements in accordance with ASC 606. When the Company is the principal in a transaction, revenue is reported on a gross basis, whereas revenues as an agent are reported net of the revenue share. The Company has determined it is the principal in certain transactions in which the Company pays a commission to an agent for sales obtained for products through various advertising measures. The Company pays a 30% commission of the gross sales of the service paid. Such commission costs are recorded as advertising costs. For the nine months ended July 31, 2024, there were no commission costs paid.

Deferred Revenue

Deferred revenue consists of payments made in advance of services provided to customers. The deferred revenue balances as of July 31, 2024 and October 31, 2023 are $0 and $14,800, respectively.

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

Income Taxes

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has adopted the provisions of ASC 740 since inception and has analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction, and the state of New York, as its “major” tax jurisdictions. As of July 31, 2024, the 2020 through 2023 tax years generally remain subject to examination by federal and state authorities.

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

On January 1, 2024, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, such as accounts receivable. At July 31, 2024, the Company’s accounts receivable balance was zero. The adoption of ASU 2016-13 did not have a material impact to the Company’s financial statements.

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

Note 4 – Related Party Transactions

For the nine months ended July 31, 2024, the sole director of the Company, Yuyang Cui advanced $2,000 in February 2024 to the Company for general and administration expenses incurred by the Company. All of the advances were repaid to Yuyang Cui in May 2024. As of July 31, 2024, the balance of related party transactions is zero.

For the nine months ended July 31, 2023, the sole director of the Company, Yuyang Cui advanced $800 to the Company for the payment of incorporation cost of the Company’s subsidiary Anptech Inc. All of the advances were repaid to Yuyang Cui in November 2023. The amount is recorded in the current liabilities section of the balance sheet.

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

As of July 31, 2024, the Company has 12,000,000 shares of common stock issued and outstanding.

Note 6 – Operating Lease

In September 2023, the Company entered into an office lease for an office at 45 Rockefeller Plaza, New York. The lease expires at the end of September 2024.

The Company has determined that the lease is short-term in nature and will not record a ROU asset and lease liability on the balance sheet.

Total rent expense for operating leases was approximately $13,077 and $12,051 for the nine months ended July 31, 2024 and 2023, respectively.

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

	For Nine Months Ended July 31, 2024	For Nine Months Ended July 31, 2023
Net profit (loss) before income tax	$(28,177)	$20,994
Tax expense (benefit) at the statutory tax rate	(5,917)	4,409
Tax effect of
Valuation allowance	5,917	–
Net operating loss tax assets deduction	–	–
Income tax expense (benefit)	$–	$4,409

Deferred Tax Assets

At July 31, 2024, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $26,804 that may be offset against future taxable income through 2040. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $5,629 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.

Components of deferred tax assets are as follows:

	July 31, 2024	October 31, 2023
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$26,804	$–
Effective tax rate	21.0%	21.0%
Expected Income Tax Benefit from NOL Carry-Forward	5,629	–
Less: Valuation Allowance	(5,629)	–
Deferred Tax Asset, Net of Valuation Allowance	$–	$–

Note 8 – Major Customers and Concentration of Credit Risk

For the nine months ended July 31, 2024, three customers accounted for 100% of the Company’s total revenues. For the nine months ended July 31, 2023, three customers accounted for 100% of the Company’s total revenues.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, amounts due from related parties and advances to suppliers. For the nine months ended July 31, 2024 and 2023, none of the Company’s revenue was credit sales.

Note 9 – Commitments and Contingencies

The Company did not have any contractual commitments as of July 31, 2024 and 2023.

Note 10 – Subsequent Event

In accordance with ASC 855, Subsequent Events, (“ASC 855”), the Company has analyzed its operations subsequent to July 31, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements. Subsequent events were reviewed through September 16, 2024.

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

Three and Nine Months Ended July 31, 2024 and 2023

During the three and nine months ended July 31, 2024, we generated revenues of $12,000 and $46,800, respectively.

Our net loss for the three and nine months ended July 31, 2024 was $6,048 and $28,177, respectively. Operating expenses consist of mainly lease expense, audit fees, professional fees, and administration expenses.

During the three and nine months ended July 31, 2023, we generated revenues of $32,500 and $82,500, respectively.

Our net income for the three and nine months ended July 31, 2023 was $22,496 and $20,994, respectively. Operating expenses consist of mainly lease expense, professional fees, and administration expenses.

Liquidity and Capital Resources

As of July 31, 2024, our total assets were $113,997 consisting of cash and cash equivalents of $109,329, other receivable of $2,500 and prepaid rent of $2,168. As of July 31, 2024, our total liabilities were $301 consisting of accounts payable $301.

Cash Flows from Operating Activities

During the nine months ended July 31, 2024, we have generated negative cash flows from operating activities of $52,770, consisting of mainly increase in accounts receivable and decrease in accounts payable, deferred revenue and accrued liabilities.

During the nine months ended July 31, 2023, we have generated positive cash flows from operating activities of $20,994, consisting of increase in accounts payable.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities during the nine months ended July 31, 2024 and 2023.

Cash Flows from Financing Activities

During the nine months ended July 31, 2024, we generated positive cash flows from financing activities of $140,000 by issuance of common stock of $140,000.

During the nine months ended July 31, 2023, we have not generated cash flows from financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended July 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended July 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GMTECH INC.

September 16, 2024	By: /s/ Yuyang Cui
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Yuyang Cui
Yuyang Cui	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	September 16, 2024

