Form 10-K
period 2024-10-31
GMTech Inc.
filed 2025-01-10
CIK 2000762

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-56709

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $140,000 on April 30, 2024.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 10, 2025
Common Stock: $0.0001	12,000,000

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” that involve substantial risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology intended to identify statements about the future.

You should read this Annual Report and the documents that we reference elsewhere in this Annual Report completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1 (Business) and Item 1A (Risk Factors) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of this Annual Report. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report regardless of the time of delivery of this Annual Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report.

Unless expressly indicated or the context requires otherwise, references in this Annual Report to “GMTech,” “the Company,” “we,” “our,” and “us” refer to GMTech Inc., a Wyoming corporation, and our consolidated subsidiaries, unless the context indicates otherwise.

ii

PART I

Item 1. BUSINESS

In General

GMTech Inc. was incorporated under the laws of the State of Wyoming on October 12, 2023. Through its wholly owned operating subsidiary, the Company offers IT consulting services and development solutions for CRM systems, corporate websites, and mobile phone Apps.

In addition to the IT consulting services, we are also planning to develop an automated and AI powered development tool (“AI-Development Tool”) that can be used by businesses to design, develop and maintain their CRM system, website, and Apps more efficiently and automatically with fewer needs of external engineers and consultants.

Our AI Development Tool will be a web-based platform featuring a user-friendly interface that facilitates easy navigation and interaction. Upon user input of basic information, including industry and application scenario, the Tool utilizes AI algorithms to collect and analyze the user's needs. Based on the analyzed requirements, the Tool generates a preliminary demo for the user. It also empowers users with AI-driven customization options, offering design suggestions such as theme, color, font, as well as module and functionality suggestions (e.g., online payment module for an app, contact module for a website). Users can modify the demo by either adopting the Tool's suggestions or implementing their own changes.

Principal Products and Services

We provide IT consulting services and development solutions for CRM systems, websites, and mobile phone applications to our clients.

CRM System Development Solutions

1) Developing customized CRM system to cater to the operational and business needs of our clients.

2) Implementing CRM system into our clients’ business model to optimize efficiency of managing their own customers or prospective customers relationship.

3) Providing our clients with the necessary technology, know-how, and support to stay ahead of the competition.

4) Offering technical and information support, guidelines, and assistance to ensure our clients satisfaction with our services.

5) Helping our clients troubleshoot and adjust their systems when necessary to ensure continued success.

6) Providing consultation services regarding our products and services, as well as recommendations for new products and updates.

Website Development Solutions

1) Custom Website Development: Building unique, responsive websites tailored to client requirements.

2) E-commerce Solutions: Developing online stores with secure payment gateways and user-friendly interfaces.

3) Web Application Development: Creating interactive and dynamic web applications to enhance user engagement.

4) Front-end and Back-end Development: Crafting visually appealing user interfaces (“UI”) and robust server-side logic.

5) Web Security: Implementing security measures to protect against cyber threats and ensure data integrity.

Mobile Application Development Solutions

1) iOS and Android App Development: Creating native or cross-platform mobile applications for diverse platforms.

2) UI and User Experience (“UX”) Design: Designing intuitive and visually appealing interfaces for a positive user experience.

3) Enterprise Mobility Solutions: Developing mobile solutions to enhance business processes and employee productivity.

4) Mobile App Testing: Rigorous testing to ensure performance, security, and compatibility across devices.

5) Maintenance and Support: Providing ongoing support, updates, and maintenance services for mobile applications.

6) Integration with APIs and Third-party Services: Connecting apps with external services to extend functionality.

Office

Our business office is located at 45 Rockefeller Plaza, 21F, New York, New York 10111. Our telephone number is (646) 508-0022.

Website

We have registered and launched a website https://anptechus.com/ to promote our services online.

Employees

We have two employees including Yuyang Cui, our officer and director, and Jianting Liu, our director. We may hire employees on an as needed basis following the process of implementing our business plan.

Marketing

Our business is focused on the online market, and we intend to utilize various online marketing tools to promote our services effectively. To reach our potential clients, we plan to employ banners, flags, and video advertisements on popular social media platforms such as Facebook, Twitter, Instagram, and YouTube. We will present our services in an organized web catalog that can be easily accessed through our website and mobile application. Our catalog will be categorized and tagged to facilitate user-friendliness.

We also expect to increase our marketing efforts through our President’s personal networks and industry association channels which have not, at this point of time, been fully identified. Our President leverages various resources in performing tasks, including their social connections and referrals from existing clients.

Competition

The IT consulting industry is very competitive and fragmented in the market niche in which our Company operates. There are limited barriers to entry and new competitors frequently enter the market. A significant number of our competitors possess substantially greater resources than we possess. Additionally, we face substantial competition for potential clients and for technical and professional personnel from providers of similar specialties, which range from giant high-tech companies to small workshops. The majority of our competitors are large high-tech companies who aim to provide clients IT services all over the world.

Government Regulation

We will be required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 1C. Cybersecurity

None.

2

Item 2. Properties

We do not own any real estate or other properties. We lease an office at 45 Rockefeller Plaza, 21F, New York, New York 10111.

Item 3. Legal Proceedings

We are not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

There is a limited public market for our common shares. The common shares of the Company are listed on OTC Markets under the ticker symbol of GMTH since June 26, 2024. Prior to that time, there was no public market for our stock.

(b) Holders

As of October 31, 2024, the Company had 12,000,000 shares of our common stock issued and outstanding held by our shareholders.

(c) Dividend Policy

We have never declared or paid any cash dividends on our common stock to date and do not intend to pay cash dividends. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of then-existing debt instruments and other factors the board of directors deems relevant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation or stock option plans.

(e) Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f) Recent Sales of Unregistered Securities

There were no recent sales of unregistered shares.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Revenue

During the year ended October 31, 2024 and 2023, we generated $52,800 and $86,199 of revenue, respectively, due to a reduction in IT services engagement with new clients.

Operating expenses

Total operating expenses for the year ended October 31, 2024 and 2023 were $75,857 and $59,884, respectively. The operating expenses for the year ended October 31, 2024 and 2023 included general and administrative expenses of $75,857 and $41,884; and advertising and marketing expenses of $0 and $18,000, respectively. The increase in general and administrative expenses was due to audit fees, OTC Markets fees and other expenses related to public filing requirements of the Company. The decrease in advertising and marketing expenses was due to a change of our marketing strategy that during last year, which is the initial year of the Company’s operation, we spent on advertising and marketing activities in order to attract initial clients; while during current year, after we had been engaged by multiple clients for providing services, the Company decided not to spend on advertising and marketing.

Net Income (Loss)

Our net income (loss) for the years ended October 31, 2024 and 2023 was $(32,557) and $2,373, respectively, due to the reasons explained above.

Liquidity and Capital Resources and Cash Requirements

As of October 31, 2024 and 2023, the Company had cash of $107,534 and $22,099, respectively; and working capital of $109,316 and $1,873, respectively.

During the year ended October 31, 2024, the Company had $54,565 of cash used in its operating activities due to its net loss of $32,557, a decrease in accounts payable of $4,208, increase in ROU of $7,159, decrease in accrued liabilities of $3,000, increase in operating lease liability of $7,159, and decrease in deferred revenue of $14,800. During the year ended October 31, 2023, the Company had $21,599 of cash provided by its operating activities due to its net income $2,373, a decrease in accounts receivable of $2,168, an increase in accounts payable of $3,594, increase in accrued liabilities of $3,000 and increase in deferred revenue of $14,800.

During the year ended October 31, 2024, the Company generated $140,000 of cash from financing activities due to proceeds from initial public offering. During the year ended October 31, 2023, the Company generated $500 of cash from financing activities from CEO Yuyang Cui’s employee advances conversion to equity of the Company.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract with the customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4. Allocate the transaction price. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements and does not believe any of these pronouncements will have a material impact on the Company’s financial reporting.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Certified Public Accountants and Advisors

A PCAOB Registered Firm

713-489-5635 bartoncpafirm.com Cypress, Texas

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

GMTech, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GMTech, Inc. and Subsidiary as of October 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of GMTech, Inc. and Subsidiary as of October 31, 2024, and the results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to GMTech, Inc. and Subsidiary in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. GMTech, Inc. and Subsidiary is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as GMTech, Inc. and Subsidiary’s auditor since 2023.

Cypress, Texas

January 10, 2025

GMTECH INC. & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	As of October 31, 2024	As of October 31, 2023

Assets
Current Assets
Cash	$107,534	$22,099
Rent deposits	2,168	2,168
Right-of-use asset	7,159	–
Total Current Assets	116,861	24,267

Total Assets	$116,861	$24,267

Liabilities
Current Liabilities
Accounts payable	$386	$4,594
Accrued liabilities	–	3,000
Deferred revenue	–	14,800
Operating lease liability	7,159	–
Total Current Liabilities	7,545	22,394
Total Liabilities	7,545	22,394

Stockholders' Equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 12,000,000 shares and 5,000,000 shares issued and outstanding as of October 31, 2024 and October 31, 2023, respectively	1,200	500
Additional paid-in capital	139,300	–
Retained earnings (accumulated deficit)	(31,184)	1,373
Total Stockholders’ Equity	109,316	1,873

Total Liabilities and Stockholders’ Equity	$116,861	$24,267

The accompanying notes are an integral part of these audited consolidated financial statements.

GMTECH INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended October 31, 2024	For the Year Ended October 31, 2023

Revenue, net	$52,800	$86,199
Cost of revenue	9,500	23,500
Gross profit	43,300	62,699

Operating Expenses
Advertising and marketing expenses	–	18,000
General and administrative expenses	75,857	41,884
Total operating expenses	75,857	59,884

Income/(loss) before income tax expenses	(32,557)	2,815

Income tax expense	–	442

Net income (loss)	$(32,557)	$2,373

Other comprehensive income (loss)	–	–

Comprehensive income (loss)	$(32,557)	$2,373

Net income (loss) per share-Basic and diluted	0.00	0.00

Weighted average number of ordinary shares	9,083,333	5,000,000

The accompanying notes are an integral part of these audited consolidated financial statements.

GMTECH INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in	Retained earnings (Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit)	Equity

Balance as of October 31, 2022	–	$–	$–	$(1,000)	$(1,000)

Issuance of shares	5,000,000	500	–	–	500
Net Income	–	–	–	2,373	2,373

Balance as of October 31, 2023	5,000,000	500	–	1,373	1,873

Issuance of shares	7,000,000	700	139,300	–	140,000
Net Loss	–	–	–	(32,557)	(32,557)

Balance as of October 31, 2024	12,000,000	$1,200	$139,300	$(31,184)	$109,316

The accompanying notes are an integral part of these audited consolidated financial statements.

GMTECH INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year End October 31, 2024	For the Year End October 31, 2023
Cash Flows from Operating Activities
Net (loss) income	$(32,557)	$2,373
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Changes in operating assets and liabilities:
Other receivable	–	(2,168)
Right-of-use asset	(7,159)	–
Accounts payable	(4,208)	3,594
Accrued liabilities	(3,000)	3,000
Operating lease liability	7,159	–
Deferred revenue	(14,800)	14,800
Net cash (used in) provided by operating activities	$(54,565)	$21,599

Cash Flow from Financing Activities
Proceeds from sale of common stock	140,000	500
Net cash provided by financing activities	$140,000	$500

Net change in cash	85,435	22,099
Cash, beginning of period	22,099	–
Cash, end of period	$107,534	$22,099

Supplemental cash flow information
Cash paid for interest expense	$–	$–
Cash paid for taxes	$–	$149

The accompanying notes are an integral part of these audited consolidated financial statements.

GMTECH INC. & SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED OCTOBER 31, 2024 AND 2023

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

On October 1, 2024, the Company acquired 100% ownership of Fengyi Global Co., LTD., which was incorporated in the British Virgin Islands on August 29, 2024. Fengyi Global Co., LTD. had no operation before its acquisition by the Company.

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

Accounts Receivable

The Company’s accounts receivables arise from provision of services to customers. In general, the Company invoices for services rendered at the time the service is provided or the cost incurred. The Company reviews its receivables in accordance with Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), which currently has a minimal impact to the Company. In the event the Company does have accounts receivable, the Company will evaluate each reporting period to provide a reserve against accounts receivable for estimated losses that may result from a customer’s inability to pay based on customer-specific analysis and general matters such as current assessments of past due balances, economic conditions and forecasts, and historical credit loss activity. Amounts determined to be uncollectible will be charged or written-off. The Company had accounts receivable of zero on October 31, 2024 and 2023, respectively. The Company did not record an allowance against its accounts receivable at October 31, 2024 or October 31, 2023, as it did not have a material impact to the Company’s consolidated financial statements.

Revenue Recognition

The Company recognizes revenue from service-related agreements and contracts in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The performance obligations are consulting services to clients for their websites, apps, and/or systems. Revenue is recognized each month during the service term of each contract. Amounts that have been invoiced are recorded in accounts receivable and in either deferred revenue or revenue in the Company's consolidated financial statements, depending on whether the underlying performance obligation has been satisfied. Deferred revenue consists of payments made in advance of services provided to customers as defined within the contracts. For the year ended October 31, 2024, three customers accounted for 100% of the revenue recorded. For the year ended October 31, 2023, four customers accounted for 100% of the revenue recorded. The Company had accounts receivable of zero on October 31, 2024 and 2023, respectively. The Company had contract liabilities, which consist of deferred revenue, of $0 and $14,800 on October 31, 2024 and 2023, respectively.

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

The Company evaluated the guidance described in ASC 606-10-55-36 through 55-40 and determined it is the principal in these transactions. This requires significant judgement and is based on an assessment of the terms of customer arrangements in accordance with ASC 606. When the Company is the principal in a transaction, revenue is reported on a gross basis, whereas revenues as an agent are reported net of the revenue share. The Company has determined it is the principal in certain transactions in which the Company pays a commission to an agent for sales obtained for products through various advertising measures. The Company pays a 30% commission of the gross sales of the service paid. Such commission costs are recorded as advertising costs. For the year ended October 31, 2024, there were no commission costs paid.

Contract Assets and Contract Liabilities

The amounts included within contract assets and contract liabilities are related to the Company’s consulting service contracts. Retainage for which the Company has an unconditional right to payment that is only subject to the passage of time is classified as accounts receivable. Retainage subject to conditions other than the passage of time are included in contract assets and contract liabilities on a net basis at the individual contract level. Contract assets represent revenue recognized in excess of amounts paid or payable (accounts receivable) to the Company on uncompleted contracts. Contract liabilities represent the Company’s obligation to perform on uncompleted contracts with customers for which the Company has received payment or for which accounts receivable are outstanding.

The Company has no contract assets as of October 31, 2024 and 2023. The contract liabilities balances as of October 31, 2024, October 31, 2023 and October 31, 2022 are $0, $14,800 and $0, respectively.

Deferred Revenue

Deferred revenue consists of payments made in advance of services provided to customers. The deferred revenue balances as of October 31, 2024, October 31, 2023 and October 31, 2022 are $0, $14,800 and $0, respectively.

Lease

The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). At the inception or modification of a contract, the Company determines whether a lease exists and classifies its leases as an operating or finance lease at commencement. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent their obligation to make lease payments arising from the lease. See Note 6 – Operating Lease.

As most of the Company’s leases do not provide an implicit interest rate, the lease liability is calculated at lease commencement as the present value of unpaid lease payments using the Company’s estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.

The lease asset also reflects any prepaid rent, initial direct costs incurred and lease incentives received. The Company’s lease terms may include optional extension periods when it is reasonably certain that those options will be exercised.

Leases with an initial expected term of 12 months or less are not recorded in the Balance Sheet and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed non-lease components.

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

Income Taxes

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has adopted the provisions of ASC 740 since inception and has analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction, and the state of New York, as its “major” tax jurisdictions. As of October 31, 2024, the 2020 through 2023 tax years generally remain subject to examination by federal and state authorities.

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

On January 1, 2024, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, such as accounts receivable. At October 31, 2024, the Company’s accounts receivable balance was zero. The adoption of ASU 2016-13 did not have a material impact to the Company’s financial statements.

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

On October 1, 2024, the Company obtained 100% ownership of Fengyi Global Co., LTD. through stock transfer, which was incorporated in the British Virgin Islands on August 29, 2024. The consideration for the purchase of stock of Fengyi Global Co., LTD. is zero. Fengyi Global Co., LTD. had no operation, assets or business activities before its stock being transferred to the Company, and does not meet the definition of a “business” under ASC 805-10-20 and 805-10-55. The Company accounted for the stock purchase as obtaining a corporate shell.

Note 4 – Related Party Transactions

For the year ended October 31, 2024, the director of the Company, Yuyang Cui advanced $2,000 in February 2024 to the Company for general and administration expenses incurred by the Company. All of the advances were repaid to Yuyang Cui in May 2024. As of October 31, 2024, the balance of related party transactions is zero.

For the year ended October 31, 2023, Yuyang Cui advanced $800 to the Company for the payment of incorporation cost of the Company’s subsidiary Anptech Inc. All of the advances were repaid to Yuyang Cui in November 2023. The amount is recorded in the current liabilities section of the balance sheet.

For the year ended October 31, 2024, there are significant unpaid contributions by Yuyang Cui, our CEO, CFO and director, since Ms. Cui contributed significant officer and director services to the Company.

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

As of October 31, 2024 and 2023, the Company has 12,000,000 and 5,000,000 shares of common stock issued and outstanding, respectively.

Note 6 – Operating Lease

In September 2023, the Company entered into an office lease for an office at 45 Rockefeller Plaza, New York. The lease expired at the end of September 2024. Since the Company intends to maintain the lease for more than twelve months, the Company was required to classify such lease as operating lease in accordance with the provisions of ASC 842 - Leases. Therefore, the Company recognized operating lease liabilities with corresponding Right-Of-Use ("ROU") assets based on the present value of the minimum rental payments of such lease during the fourth quarter of 2024.

The Company's lease agreements do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate incremental borrowing rate. The Company benchmarked itself against other companies of similar credit ratings and comparable credit quality and derived an incremental borrowing rate to discount each of its lease liabilities based on the remaining lease terms.

ROU assets at October 31, 2024 were $7,159. Short-term and long-term operating lease liabilities were $7,159 and $0 at October 31, 2024, respectively.

Quantitative information regarding the Company’s lease is as follows:

	For the Year Ended October 31, 2024	For the Year Ended October 31, 2023
Lease expenses
Operating lease expenses	$17,412	$–
Short-term lease expenses	–	22,238
Total lease cost	17,412	22,238
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	17,412	–
Weighted-average remaining lease term (in years):
Operating lease	0.42	–
Weighted-average discount rate:
Operating lease	5.49%	–

As of October 31, 2024, future minimum lease payments required under operating lease are as follows:

2025	$7,225
Total payments	$7,225

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

	For the Year Ended October 31, 2024	For the Year Ended October 31, 2023
Net profit (loss) before income tax	$(32,557)	$2,815

Tax expense (benefit) at the statutory tax rate	(6,837)	591
Tax effect of
Valuation allowance	6,837	–
Net operating loss tax assets deduction	–	–
Income tax expense (benefit)	$–	$591

Deferred Tax Assets

At October 31, 2024, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $32,557 that may be offset against future taxable income through 2040. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $6,837 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.

Components of deferred tax assets are as follows:

	October 31, 2024	October 31, 2023
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$32,557	$–
Effective tax rate	21.0%	21.0%
Expected Income Tax Benefit from NOL Carry-Forward	6,837	–
Less: Valuation Allowance	(6,837)	–
Deferred Tax Asset, Net of Valuation Allowance	$–	$–

Note 8 – Major Customers and Concentration of Credit Risk

For the year ended October 31, 2024, three customers accounted for 100% of the Company’s total revenues. For the year ended October 31, 2023, four customers accounted for 100% of the Company’s total revenues. The loss of any of these customers could have a material adverse effect on the Company’s results of operations and financial position.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, amounts due from related parties and advances to suppliers. For the year ended October 31, 2024 and 2023, none of the Company’s revenue was credit sales.

Note 9 – Commitments and Contingencies

The Company did not have any contractual commitments as of October 31, 2024 and 2023.

Note 10 – Subsequent Event

In accordance with ASC 855, Subsequent Events, (“ASC 855”), the Company has analyzed its operations subsequent to October 31, 2024 to the date these financial statements were issued and has determined that it has material subsequent events to disclose in these financial statements as below:

On November 12, 2024, the Company obtained 100% ownership of Shenggang Excellence Limited through stock purchase, which was incorporated in Hong Kong on September 2, 2024. Shenggang Excellence Limited had no operation, assets or business activities before its stock being transferred to the Company.

On November 7, 2024, Yuyang Cui, CEO and director of the Company, entered into a Securities Purchase Agreement with Jianting Liu, director of the Company, pursuant to which Jianting Liu purchased 1,000,000 shares of the Company from Yuyang Cui.

On November 8, 2024, Yuyang Cui, CEO and director of the Company, entered into a Securities Purchase Agreement with Juan Yang, pursuant to which Juan Yang purchased 1,000,000 shares of the Company from Yuyang Cui.

Subsequent events were reviewed through the date of this form 10-K January 10, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2. We did not maintain appropriate segregation of duties and cash controls – As of October 31, 2024, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We do not have appropriate information technology controls – The Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. Further there are no IT controls in place to prevent changes to, or misstatement in, financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2024 based on criteria established in Internal Control-Integrated Framework issued by COSO.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended October 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended October 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

The name, address and position of our present officers and directors are set forth below:

Name	Age	Position
Yuyang Cui	39	President, CEO, CFO and Director
Jianting Liu	43	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Yuyang Cui

In October 2023, Ms. Cui founded GMTech Inc., and serves as our CEO, President, Secretary, Treasurer, and Director. May 2022 to October 2023, Ms. Cui founded Anptech Inc and served as its President, Secretary, Treasurer and Director since its incorporation. Ms. Cui was responsible for the daily operations and management of Anptech Inc. Since 2017 to February 2022, Ms. Cui served as a partner to GMBP Capital, and she was responsible for investments in AI and SaaS companies and projects. From 2015 to 2017, Ms. Cui led the development of a robot operating system Numerous OS which can be widely used in the fields of AI, big data and robotics development. Ms. Cui obtained her Master's from Washington University in St Louis concentrating in Electrical Engineering in 2008.

Jianting Liu

Mr. Liu joined the Company as a director on August 27, 2024. Mr. Liu served as the Chairman of China Peak Energy Group from December 2023. From April 2014 to March 2020, Mr. Liu served as the General Manager of Shenzhen Huaying Investment Management Co., Ltd. From June 2020 to September 2023, Mr. Liu worked at Kunming Pingyuan Trading Co., Ltd. as the General Manager.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

AUDIT COMMITTEE

We are compliant with the provisions and requirements of an audit committee considering our start-up phase and emerging growth company status.

DIRECTOR NOMINEES

We do not have a nominating committee. Our management plans to select individuals to stand for election as members of our board of directors. We are yet to finalize a policy with regard to the consideration of any director candidates recommended by our security holders. Our board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our board. If security holders wish to recommend candidates directly to our board, they may do so by communicating directly with our officers at the address specified on the cover of this registration statement.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

SIGNIFICANT EMPLOYEES

Ms. Yuyang Cui, CEO of the Company, is the significant employee of the Company.

Item 11. Executive Compensation.

MANAGEMENT COMPENSATION

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers and directors for fiscal years October 31, 2024 and 2023:

Summary Compensation Table

Name and principal position (a)	Year ended October 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Yuyang Cui	2024	–	–	–	–	–	–	–	–
Title: Chief Executive Officer, President, Secretary, Treasurer, Director	2023	–	–	–	–	–	–	–	–

Jianting Liu	2024	–	–	–	–	–	–	–	–
Title: Director	2023	–	–	–	–	–	–	–	–

Yuyang Cui and Jianting Liu have not received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to any officer or any member of our board of directors. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of the date of this form 10-K, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 12,000,000 shares of our common stock issued and outstanding as of the date of this Form 10-K. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Ms. Yuyang Cui 23 Chittenden Rd, Fair Lawn, NJ 07410	3,000,000	25.0%
Common Stock	Mr. Jianting Liu Building C, Fuhai Science and Technology Industrial Park, Baoan District, Shenzhen, Guangdong, China	1,000,000	8.33%
Common Stock	Ms. Juan Yang No.8 Ganchuan Village, Dong'an Town, Gaozhou City, Guangdong Province, China	1,000,000	8.33%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the year ended October 31, 2024, the director of the Company, Yuyang Cui advanced $2,000 in February 2024 to the Company for general and administration expenses incurred by the Company. All of the advances were repaid to Yuyang Cui in May 2024. As of October 31, 2024, the balance of related party transactions is zero.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed to our company for the years ended October 31, 2024 and 2023 for professional services rendered by BARTON CPA PLLC, the independent auditor:

Fees	2024	2023
Audit Fees	$25,000	$18,000
Audit Related Fees	3,000	–
Other Fees	–	–
Total Fees	$28,000	$18,000

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

Exhibits

Exhibit Number	Description of Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in 45 Rockefeller Plaza, 21F, New York, NY 10111.

GMTECH INC.

January 10, 2025	By: /s/ Yuyang Cui
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Yuyang Cui
Yuyang Cui	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	January 10, 2025
/s/ Jianting Liu
Jianting Liu	Director	January 10, 2025

13