Form 10-Q
period 2025-01-31
GMTech Inc.
filed 2025-03-17
CIK 2000762

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock par value of $0.0001 per share

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 17, 2025
Common Stock: $0.0001	12,000,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GMTECH INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of January 31, 2025 (Unaudited)	As of October 31, 2024 (Audited)

Assets
Current Assets
Cash	$546,627	$107,534
Prepaid and other receivables	42,168	2,168
Prepaid materials	270,000	–
Right-of-use asset	2,883	7,159
Total Current Assets	861,678	116,861

Non-Current Assets
Rent deposits	23,725	–
Right-of-use asset	117,970	–
Total Non-Current Assets	141,695	–

Total Assets	$1,003,373	$116,861

Liabilities
Current Liabilities
Accounts payable	$386	$386
Accrued liabilities	148,141	–
Deferred revenue	802,933	–
Notes payable	155,562	–
Operating lease liability	62,887	7,159
Total Current Liabilities	1,169,909	7,545

Non-Current Liabilities
Operating lease liability	57,966	–
Total Non-Current Liabilities	57,966	–

Total Liabilities	1,227,875	7,545

Stockholders' Deficit
Common stock, $0.0001 par value; 500,000,000 shares authorized; 12,000,000 shares and 12,000,000 shares issued and outstanding as of January 31, 2025 and October 31, 2024, respectively	1,200	1,200
Additional paid-in capital	139,300	139,300
Accumulated deficit	(365,444)	(31,184)
Accumulated other comprehensive income	442	–
Total Stockholders’ Deficit	(224,502)	109,316

Total Liabilities and Stockholders’ Deficit	$1,003,373	$116,861

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended January 31, 2025	For Three Months Ended January 31, 2024

Revenue	$–	$22,800
Cost of revenue	–	4,500
Gross profit	–	18,300

Operating Expenses
Advertising and marketing	239,700	–
General and administrative expenses	94,606	16,848
Total operating expenses	334,306	16,848

Interest income	45	–
Other income	1	–

Income/(loss) before income tax expenses	(334,260)	1,452

Income tax expense	–	469

Net income/(loss)	$(334,260)	$983

Foreign exchange gain	442	–

Comprehensive income (loss)	$(333,818)	$983

Net income (loss) per share-Basic and diluted	$0.00	$0.00

Weighted average number of ordinary shares	12,000,000	5,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THREE MONTHS ENDED JANUARY 31, 2025 AND 2024 (UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	capital	Deficit	Income	Deficit

Balance as of October 31, 2024	12,000,000	$1,200	$139,300	$(31,184)	$–	$109,316

Issuance of shares	–	–	–	–	–	–
Net Loss	–	–	–	(334,260)		(334,260)
Foreign exchange gain	–	–	–	–	442	442

Balance as of January 31, 2025	12,000,000	$1,200	$139,300	$(365,444)	$442	$(224,502)

	Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	capital	Deficit	Income	Deficit

Balance as of October 31, 2023	5,000,000	$500	$–	$1,373	$–	$1,873

Issuance of shares	–	–	–	–	–	–
Net Income	–	–	–	983	–	983

Balance as of January 31, 2024	5,000,000	$500	$–	$2,356	$–	$2,856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Three Months Ended January 31, 2025	For Three Months Ended January 31, 2024
Cash Flows from Operating Activities
Net (loss) income	$(334,260)	$983
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Changes in operating assets and liabilities:
Other receivable	(40,000)	–
Prepaid materials	(270,000)	–
Rent deposit	(23,725)	–
Right of use asset - short term	4,276	–
Right of use asset - long term	(117,970)	–
Accounts payable	–	669
Accrued liabilities	148,141	(3,000)
Operating lease liability - short-term	55,728	–
Operating lease liability - long-term	57,966	–
Deferred revenue	802,933	(14,800)
Net cash provided by/(used in) operating activities	283,089	(16,148)

Cash Flows from Financing Activities
Proceeds from notes	155,562	–
Net cash provided by financing activities	155,562	–

Effect of foreign exchange on cash	442	–

Net change in cash	439,093	(16,148)
Cash, beginning of period	107,534	22,099
Cash, end of period	$546,627	$5,951

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

Note 1 – Organization and Business

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

On November 12, 2024, the Company obtained 100% ownership of Shenggang Excellence Limited, which was incorporated in Hong Kong on September 2, 2024. Shenggang Excellence Limited had no operation before its acquisition by the Company.

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

Basis of Consolidation

The consolidated financial statements are comprised of all of the accounts of GMTech Inc. and its wholly owned subsidiaries including Anptech Inc., Fengyi Global Co., LTD., and Shenggang Excellence Limited. All intercompany accounts and transactions have been eliminated in consolidation.

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

GMTECH INC. & SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

Foreign Currency Translation and Transactions

The Company follows ASC 830, Foreign Currency Matters (“ASC 830”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars. The functional currency of each entity in the Group is principally determined based on the primary currency of the entity’s revenues. The Group also considers each entity’s transactions with other subsidiaries of the Group. The items included in the separate financial statements of each entity are measured using that functional currency. Transactions in non-functional currencies are recorded as follows:

•	All transactions are initially recorded at the rate of exchange at the date of the transaction.
•	Monetary assets and liabilities denominated in non-functional currencies are converted to functional currency using the rate of exchange at the statement of financial position date.
•	Non-monetary assets are converted to functional currency at the rate of exchange in effect at the time that the asset was acquired.
•	Gains or losses on the conversion of monetary assets and liabilities are reflected in currency gain (loss) in the consolidated statements of operations.

Upon consolidation, the statements of financial position and statements of operations of all companies with a functional currency other than the USD are translated from their functional currencies to the USD, the Group’s presentation currency, as follows:

•	All assets and liabilities are translated at the rate of exchange at the statement of financial position date.
•	All items of income and expense are translated at the average rate of exchange in the month the transaction occurred.
•	Any resulting currency gains or losses are recognized as exchange differences on translation of foreign operations in the consolidated statements of other comprehensive income (loss) and as other components of equity on the consolidated statements of financial position

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable

The Company’s accounts receivables arise from provision of services to customers. In general, the Company invoices for services rendered at the time the service is provided or the cost incurred. The Company reviews its receivables in accordance with Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), which currently has a minimal impact to the Company. In the event the Company does have accounts receivable, the Company will evaluate each reporting period to provide a reserve against accounts receivable for estimated losses that may result from a customer’s inability to pay based on customer-specific analysis and general matters such as current assessments of past due balances, economic conditions and forecasts, and historical credit loss activity. Amounts determined to be uncollectible will be charged or written-off. The Company had accounts receivable of zero on January 31, 2025 and October 31, 2024, respectively. The Company did not record an allowance against its accounts receivable at January 31, 2025 and October 31, 2024, as it did not have a material impact to the Company’s consolidated financial statements.

GMTECH INC. & SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

Revenue Recognition

The Company recognizes revenue from service-related agreements and contracts in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The performance obligations are consulting services to clients for their websites, apps, and/or systems. Revenue is recognized each month during the service term of each contract. Amounts that have been invoiced are recorded in accounts receivable and in either deferred revenue or revenue in the Company's consolidated financial statements, depending on whether the underlying performance obligation has been satisfied. Deferred revenue consists of payments made in advance of services provided to customers as defined within the contracts. For the three months ended January 31, 2025, the Company had two contracted customers with none of revenue recorded. For the three months ended January 31, 2024, two customers accounted for 100% of the revenue recorded. The Company had accounts receivable of zero on January 31, 2025 and October 31, 2024, respectively. The Company had contract liabilities, which consist of deferred revenue, of $802,933 and $0 on January 31, 2025 and October 31, 2024, respectively.

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

GMTECH INC. & SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

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

The Company evaluated the guidance described in ASC 606-10-55-36 through 55-40 and determined it is the principal in these transactions. This requires significant judgement and is based on an assessment of the terms of customer arrangements in accordance with ASC 606. When the Company is the principal in a transaction, revenue is reported on a gross basis, whereas revenues as an agent are reported net of the revenue share. The Company has determined it is the principal in certain transactions in which the Company pays a commission to an agent for sales obtained for products through various advertising measures. The Company pays a 30% commission of the gross sales of the service paid. Such commission costs are recorded as advertising costs. For the three months ended January 31, 2025 and 2024, there were $239,700 and $0 commission costs paid, respectively.

GMTECH INC. & SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

Deferred Revenue

Deferred revenue consists of payments made in advance of services provided to customers. The deferred revenue balances as of January 31, 2025 and October 31, 2024 are $802,933 and $0, respectively.

Lease

The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). At the inception or modification of a contract, the Company determines whether a lease exists and classifies its leases as an operating or finance lease at commencement. Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent their obligation to make lease payments arising from the lease. See Note 6 – Operating Lease.

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

Income Taxes

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has adopted the provisions of ASC 740 since inception and has analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction, and the state of New York, as its “major” tax jurisdictions. As of January 31, 2025, the 2020 through 2023 tax years generally remain subject to examination by federal and state authorities.

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

GMTECH INC. & SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its disclosures in the consolidated financial statements.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation in the consolidated financial statements and these accompanying notes. The reclassifications did not have a material impact on the Company’s consolidated financial statements and related disclosures. The impact on any prior period disclosures was immaterial.

Note 3 – Going Concern

For the three months ended January 31, 2025, the Company incurred a net loss of $334,260 and suffered a working capital deficit of $308,231 as of January 31, 2025.

Management’s plans in this regard are to raise debt or equity financing as required which the Company has been able to finance the operations through a series of equity and debt financings and additional funds is still required to fund the Company’s anticipated business expansion. There can be no assurance that a viable business opportunity that can be adequately financed will be identified and available to the Company. Additional equity and/or debt financing is subject to the global financial markets and prevailing economic conditions, which have recently been volatile and distressed. These factors will likely make it more challenging to obtain financing for the Company going forward. These matters and conditions indicate the existence of a material uncertainty that causes substantial doubt about the Company’s ability to continue as going concern.

GMTECH INC. & SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

Note 4 – Acquisition

On October 16, 2023, the Company acquired 100% ownership interest in Anptech Inc. by issuance of 2,000,000 shares of common stock to Yuyang Cui, the sole owner of Anptech Inc. The acquisition closed effective October 16, 2023, and has been treated as a business combination under common control.

The Company accounted for the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). Under ASU 2017-01, the Company determined that the acquisition was business acquisition. The transfer of Anptech Inc.’s business to the Company was between entities under common control of Yuyang Cui, the former director of the Company. The acquisition was accounted for in a manner similar to a pooling-of-interests with the assets and liabilities of the entities mentioned above carried over at their historical amounts.

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

On November 12, 2024, the Company obtained 100% ownership of Shenggang Excellence Limited through stock transfer, which was incorporated in Hong Kong on September 2, 2024. The consideration for the purchase of stock of Shenggang Excellence Limited is zero. Shenggang Excellence Limited had no operation, assets or business activities before its stock being transferred to the Company, and does not meet the definition of a “business” under ASC 805-10-20 and 805-10-55. The Company accounted for the stock purchase as obtaining a corporate shell.

Note 5 – Notes Payable

For the three months ended January 31, 2025, the Company has notes payable of $155,562, consisting of 1) $150,171 from a non-related individual at no interest with a term of twelve months starting from December 30, 2024; and 2) $5,391 from another non-related individual at no interest with a term of twelve months starting from November 4, 2024.

For the three months ended January 31, 2024, the Company does not have any notes payable.

Note 6 – Related Party Transactions

For the three months ended January 31, 2025, the former director of the Company Jianting Liu advanced $199,750 to the Company on December 9, 2024. All of $199,750 were repaid to Jianting Liu on December 17, 2024.

For the three months ended January 31, 2024, the Company reimbursed $1,987 to the former director of the Company Yuyang Cui for her payment of general and administration expenses incurred by the Company.

Note 7 – Equity

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

As of January 31, 2025 and October 31, 2024, the Company has 12,000,000 and 12,000,000, respectively, shares of common stock issued and outstanding.

GMTECH INC. & SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

Note 8 – Operating Lease

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

In January 2025, the Company entered into an office lease for an office at Room 1534,15/F., Star House, No.3 Salisbury Road, Tsim Sha Tsui, Kowoon, Hong Kong. The lease will expire at the end of December 2026. The Company was required to classify such lease as operating lease in accordance with the provisions of ASC 842 - Leases. Therefore, the Company recognized operating lease liabilities with corresponding ROU assets based on the present value of the minimum rental payments of such lease during the first quarter of 2025.

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

ROU assets at January 31, 2025 and October 31, 2024 were $120,853 and $7,159. Short-term and long-term operating lease liabilities were $62,887 and $57,966 at January 31, 2025, respectively. Short-term and long-term operating lease liabilities were $7,159 and $0 at October 31, 2024, respectively.

Quantitative information regarding the Company’s lease is as follows:

	For Three Months Ended January 31, 2025	For Three Months Ended January 31, 2024
Lease expenses
Operating lease expenses	$9,734	$–
Short-term lease expenses	–	4,335
Total lease cost	9,734	4,335
Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	9,734	–
Weighted-average remaining lease term (in years):
Operating lease	1.88	1.42
Weighted-average discount rate:
Operating lease	5.49%	–

As of January 31, 2025, future minimum lease payments required under operating lease are as follows:

2025	$62,887
2026	57,966
Total payments	$120,853

GMTECH INC. & SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

Note 9 – Income Tax

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

	For Three Months Ended January 31, 2025	For Three Months Ended January 31, 2024
Net profit (loss) before income tax	$(61,058)	$1,452
Tax expense (benefit) at the statutory tax rate	(12,822)	305
Tax effect of
Valuation allowance	12,822	–
Net operating loss tax assets deduction	–	–
Income tax expense (benefit)	$–	$305

Hong Kong

Shenggang Excellence Limited operates in Hong Kong and is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year.

	For Three Months Ended January 31, 2025	For Three Months Ended January 31, 2024
Net profit (loss) before income tax	$(273,202)	$–
Tax expense (benefit) at the statutory tax rate	(22,539)	–
Tax effect of
Valuation allowance	22,539	–
Net operating loss tax assets deduction	–	–
Income tax expense (benefit)	$–	$–

Deferred Tax Assets

At January 31, 2025, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $334,260 that may be offset against future taxable income through 2040. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $35,361 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.

GMTECH INC. & SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

United States of America

Components of deferred tax assets are as follows:

	January 31, 2025	October 31, 2024
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$61,058	$32,557
Effective tax rate	21.0%	21.0%
Expected Income Tax Benefit from NOL Carry-Forward	12,822	6,837
Less: Valuation Allowance	(12,822)	(6,837)
Deferred Tax Asset, Net of Valuation Allowance	$–	$–

Hong Kong

	January 31, 2025	October 31, 2024
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$273,202	$–
Effective tax rate	8.25%	–%
Expected Income Tax Benefit from NOL Carry-Forward	22,539	–
Less: Valuation Allowance	(22,539)	–
Deferred Tax Asset, Net of Valuation Allowance	$–	$–

Note 10 – Major Customers and Concentration of Credit Risk

For the three months ended January 31, 2025, the Company had two contracted customers with unrecorded revenue. For the three months ended January 31, 2024, two customers accounted for 100% of the revenue recorded.

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, amounts due from related parties and advances to suppliers. For the three months ended January 31, 2025 and 2024, none of the Company’s revenue was credit sales.

Note 11 – Commitments and Contingencies

The Company did not have any contractual commitments as of January 31, 2025 and 2024.

Note 12 – Subsequent Event

On February 10, 2025, Yuyang Cui signed an agreement with Juan Yang and Jianting Liu in which Yuyang Cui agreed to sell Juan Yang and Jianting Liu, in a private transaction, 1,000,000 and 1,000,000 of common shares of the Company.

On February 13, 2025, Yuyang Cui resigned from her positions as Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director of the Company, and the Company appointed Juan Yang as Chief Executive Officer, Treasurer and Secretary, and appointed Chao Li as Chief Financial Officer of the Company.

On February 24, 2025, Jianting Liu resigned from his position as Director of the Company, and the Company appointed Jing Zhou as Director of the Company.

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

Three Months Ended January 31, 2025 and 2024

During the three months ended January 31, 2025 and 2024, we generated revenues of $0 and $22,800, respectively.

Our net income (loss) for the three months ended January 31, 2025 and 2024 was $(334,260) and $1,452, respectively. Operating expenses consist of mainly commission expense, lease expense, audit fees, professional fees, and administration expenses.

Liquidity and Capital Resources

As of January 31, 2025, our total assets were $1,003,373 consisting of cash and cash equivalents of $546,627, prepaid materials of $270,000, prepaid and other receivables of $42,168, rent deposit of $23,725, and right of use asset of $120,853. As of January 31, 2025, our total liabilities were $1,169,909 consisting of mainly accrued liabilities of $148,141, deferred revenue of $802,933, other payables of $155,562, and operating lease liability – short term of $62,887.

Cash Flows from Operating Activities

During the three months ended January 31, 2025, we have generated positive cash flows from operating activities of $283,089, consisting of mainly increase in other receivable, prepaid materials, right of use asset, other payable, accrued liabilities, operating lease liability short term and long term, and deferred revenue.

During the three months ended January 31, 2024, we have generated negative cash flows from operating activities of $16,148, consisting of increase in accounts payable and decrease in accrued liabilities.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities during the three months ended January 31, 2025 and 2024.

Cash Flows from Financing Activities

During the three months ended January 31, 2025, we have generated positive cash flows from financing activities of 155,562, consisting of proceeds from notes. We have not generated cash flows from financing activities during the three months ended January 31, 2024.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds, operating income, and further issues of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditure relating to: (i) developmental expenses associated with our AI development tool; (ii) marketing expenses; and (iii) expenses for maintaining the Company as a publicly reporting company. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended January 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended January 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in 45 Rockefeller Plaza, 21F, New York, NY 10111.

GMTECH INC.

March 17, 2025	By: /s/ Juan Yang
Chief Executive Officer
(Principal Executive Officer)

March 17, 2025	By: /s/ Chao Li
Chief Financial Officer
(Principal Financial and Accounting Officer)

