Form 10-Q
period 2025-04-30
GMTech Inc.
filed 2025-06-18
CIK 2000762

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 18, 2025
Common Stock: $0.0001	12,000,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GMTECH INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of April 30, 2025 (Unaudited)	As of October 31, 2024 (Audited)

Assets
Current Assets
Cash and cash equivalents	$633,734	$107,534
Merchant receivable	244,140	–
Accounts receivable	31,314	–
Prepaid and other receivables	2,168	2,168
Prepaid materials	180,000	–
Inventories	503,987	–
Right-of-use asset	–	7,159
Total Current Assets	1,595,343	116,861

Non-Current Assets
Rent deposits	24,286	–
Property and equipment, net	2,253	–
Right-of-use asset	103,754	–
Total Non-Current Assets	130,293	–

Total Assets	$1,725,636	$116,861

Liabilities
Current Liabilities
Accounts payable	$18,047	$386
Accrued liabilities	10,475	–
Deferred revenue	723,434	–
Taxation payable	145,679	–
Notes payable	5,416	–
Operating lease liability	61,112	7,159
Total Current Liabilities	964,163	7,545

Non-Current Liabilities
Operating lease liability	42,642	–
Total Non-Current Liabilities	42,642	–

Total Liabilities	1,006,805	7,545

Stockholders' Equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 12,000,000 shares and 12,000,000 shares issued and outstanding as of April 30, 2025 and October 31, 2024, respectively	1,200	1,200
Additional paid-in capital	139,300	139,300
Retained earnings/(Accumulated deficit)	579,315	(31,184)
Accumulated other comprehensive loss	(984)	–
Total Stockholders’ Equity	718,831	109,316

Total Liabilities and Stockholders’ Equity	$1,725,636	$116,861

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended April 30, 2025	For Three Months Ended April 30, 2024	For Six Months Ended April 30, 2025	For Six Months Ended April 30, 2024

Revenue	$3,323,968	$12,000	$3,323,968	$34,800
Cost of revenue	758,322	5,000	758,322	9,500
Gross profit	2,565,646	7,000	2,565,646	25,300

Operating Expenses
Advertising and marketing	1,343,450	–	1,583,150	–
General and administrative expenses	132,108	30,112	226,714	47,429
Total operating expenses	1,475,558	30,112	1,809,864	47,429

Interest income	307	–	352	–
Other income	43	–	44	–

Income/(loss) before income tax expenses	1,090,438	(23,112)	756,178	(22,129)

Income tax expense	145,679	–	145,679	–

Net income/(loss)	$944,759	$(23,112)	$610,499	$(22,129)

Foreign exchange gain/(loss)	(1,426)	–	(984)	–

Comprehensive income/(loss)	$943,333	$(23,112)	$609,515	$(22,129)

Net income/(loss) per share - basic and diluted	$0.08	$0.00	$0.05	$0.00

Weighted average number of ordinary shares	12,000,000	12,000,000	12,000,000	6,166,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THREE AND SIX MONTHS ENDED APRIL 30, 2025 AND 2024 (UNAUDITED)

	Common Stock		Additional paid-in	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	capital	Deficit)	Income	Equity

Balance as of October 31, 2024	12,000,000	$1,200	$139,300	$(31,184)	$–	$109,316

Issuance of shares	–	–	–	–	–	–
Net loss	–	–	–	(334,260)	–	(334,260)
Foreign exchange gain	–	–	–	–	442	442

Balance as of January 31, 2025	12,000,000	$1,200	$139,300	$(365,444)	$442	$(224,502)

Issuance of shares	–	–	–	–	–	–
Net income	–	–	–	944,759	–	944,759
Foreign exchange loss	–	–	–	–	(1,426)	(1,426)

Balance as of April 30, 2025	12,000,000	$1,200	$139,300	$579,315	$(984)	$718,831

	Common Stock		Additional paid-in	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	capital	Earnings)	Income	Equity

Balance as of October 31, 2023	5,000,000	$500	$–	$1,373	$–	$1,873

Issuance of shares	–	–	–	–	–	–
Net income	–	–	–	983	–	983

Balance as of January 31, 2024	5,000,000	$500	$–	$2,356	$–	$2,856

Issuance of shares	7,000,000	700	139,300	–	–	140,000
Net loss	–	–	–	(23,112)	–	(23,112)

Balance as of April 30, 2024	12,000,000	$1,200	$139,300	$(20,756)	$–	$119,744

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Six Months Ended April, 2025	For Six Months Ended April 30, 2024
Cash Flows from Operating Activities
Net (loss) income	$610,499	$(22,129)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Changes in operating assets and liabilities:
Merchant receivable	(244,140)	–
Accounts receivable	–	(4,000)
Other receivable	(31,314)	–
Prepaid materials	(180,000)	–
Rent deposit	(24,286)	–
Inventories	(503,987)	–
Right of use asset - short term	7,159	–
Property and equipment, net	(2,253)	–
Right of use asset - long term	(103,754)	–
Accounts payable	17,661	4,208
Related party payable	–	2,000
Accrued liabilities	10,475	(3,000)
Taxation payable	145,679	–
Operating lease liability - short-term	53,953	–
Operating lease liability - long-term	42,642	–
Deferred revenue	723,434	(14,800)
Net cash provided by/(used in) operating activities	521,768	(37,721)

Cash Flows from Financing Activities
Proceeds from sale of common stock	–	140,000
Proceeds from promissory notes	355,551	–
Repayment of promissory notes	(350,135)	–
Net cash provided by financing activities	5,416	140,000

Effect of foreign exchange on cash	(984)	–

Net change in cash and cash equivalents	526,200	102,279
Cash and cash equivalents, beginning of period	107,534	22,099
Cash and cash equivalents, end of period	$633,734	$124,378

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE AND SIX MONTHS ENDED APRIL 30, 2025 AND 2024

Note 1 – Organization and Business

GMTech Inc., a Wyoming corporation, (“the Company”) was incorporated under the laws of the State of Wyoming on October 12, 2023. GMTech Inc. is headquartered in New York. The Company engages in sale of smartphones to wholesale and retail customers in Asia through Shenggang Excellence Limited, and provides IT consulting services to customers in North America through Anptech Inc.

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

Merchant Receivable

The Company provides online purchase platform that retail customers may place their purchase orders on the platform and make pre-payment via third-party payment system, i.e. WeChat Pay, to the Company. The Company records merchant receivable when third-party payment system delivers the collected pre-payment from retail customers to a third-party licensed Money Service Operator, Cross Border Trade Integrated Service (“CBTIS”). The Company may withdraw the funds in CBTIS to the Company’s bank account, upon which merchant receivable is reclassified to cash and cash equivalents.

Accounts Receivable

The Company’s accounts receivables arise from sale of products and provision of services to customers. In general, the Company invoices for products and services rendered at the time the product or service is provided or the cost incurred. The Company reviews its receivables in accordance with Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), which currently has a minimal impact to the Company. In the event the Company does have accounts receivable, the Company will evaluate each reporting period to provide a reserve against accounts receivable for estimated losses that may result from a customer’s inability to pay based on customer-specific analysis and general matters such as current assessments of past due balances, economic conditions and forecasts, and historical credit loss activity. Amounts determined to be uncollectible will be charged or written-off. The Company had accounts receivable of $31,314 and $0 on April 30, 2025 and October 31, 2024, respectively. The Company did not record an allowance against its accounts receivable at April 30, 2025 and October 31, 2024, as it did not have a material impact to the Company’s consolidated financial statements.

Revenue Recognition

The Company recognizes revenue from agreements and contracts in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct.

The Company currently generates its revenue from the following main sources:

Sale of Smartphones

The Company distributes and sells smartphone products to wholesale and retail customers. For the wholesale of smartphones, the Company typically signs sales contracts with customers which will set forth the terms and conditions including the transaction price, products to be delivered, terms of delivery, and terms of payment. The terms serve as the basis of the performance obligations that the Company shall fulfill in order to recognize revenue. The performance obligations are the delivery of smartphone products to the customers at Company’s inventory warehouse or the customers’ specified location at which point title to that asset passes to the customers. The completion of this earning process is evidenced by a written customer acceptance indicating receipt of the products and confirmation of product quality. Typical payment terms set forth in the sales contract is payment in three installments, with first installment upon the signing of the sales contract, the second installment upon the delivery of the smartphones, and the final installment upon the customer’s confirmation of the quality of the delivered product. The Company pays commission, ranging from 38% to 58%, of the gross sales of smartphone products to intermediary parties. Such commission costs are recorded as advertising costs. For the six months ended April 30, 2025, there were $1,583,150 commission costs paid, and most of the costs results from an intermediary service contract with a non-related intermediary party, under which the Company pays a commission of 58% of the smartphone sales introduced by this intermediary party. For the six months ended April 30, 2024, there were $0 commission costs paid.

IT Consulting Services

The Company provides IT consulting services to businesses on a fixed-price basis. The performance obligations are consulting services to clients for their websites, apps, and/or systems. Revenue is recognized when services are provided over the period of service agreement. Any offsetting costs or expenses are also recognized when services are provided to customers. In certain instances, the Company also determines whether it acts as a principal or as an agent in a transaction. For services sourced through third-party exchanges, our accounting analysis for principal versus agent follows the two-step evaluation prescribed in ASC 606-10-55-36A to evaluate the nature of our promise and conclude whether we are the principal or agent:

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

Deferred Revenue

Deferred revenue consists of payments made in advance of services provided to customers and prepayments for goods not yet delivered. The deferred revenue balances as of April 30, 2025 and October 31, 2024 are $723,434 and $0, respectively.

Lease

The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). At the inception or modification of a contract, the Company determines whether a lease exists and classifies its leases as an operating or finance lease at commencement. Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent their obligation to make lease payments arising from the lease. See Note 8 – Operating Lease.

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

Income Taxes

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has adopted the provisions of ASC 740 since inception and has analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction, and the state of New York, as its “major” tax jurisdictions. As of April 30, 2025, the 2020 through 2023 tax years generally remain subject to examination by federal and state authorities.

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

Note 4 – Notes Payable

For the six months ended April 30, 2025, the Company has notes payable of $5,416, consisting of $5,416 from non-related individual at no interest with a term of twelve months starting from November 4, 2024.

During the three months ended April 30, 2025, the Company repaid a note of $150,171 from a non-related individual at no interest with a term of twelve months starting from December 30, 2024.

For the six months ended April 30, 2024, the Company does not have any notes payable.

Note 5 – Related Party Transactions

For the six months ended April 30, 2025, the former director of the Company Jianting Liu advanced $199,750 to the Company on December 9, 2024. All of $199,750 were repaid to Jianting Liu on December 17, 2024.

For the six months ended April 30, 2024, the Company reimbursed $1,987 to the former director of the Company Yuyang Cui for her payment of general and administration expenses incurred by the Company.

Note 6 – Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined on the first-in, first-out basis. Net realizable value is based on estimated selling prices less any estimated costs to be incurred to completion and disposal.

The components of inventories were as follows of April 30, 2025, and 2024:

	April 30, 2025	April 30, 2024
Smartphones	$503,987	$–
Total Inventories	$503,987	$–

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

ROU assets at April 30, 2025 and October 31, 2024 were $103,754 and $7,159. Short-term and long-term operating lease liabilities were $61,112 and $42,642 at April 30, 2025, respectively. Short-term and long-term operating lease liabilities were $7,159 and $0 at October 31, 2024, respectively.

Quantitative information regarding the Company’s lease is as follows:

	For Three Months Ended April 30, 2025	For Three Months Ended April 30, 2024
Lease expenses
Operating lease expenses	$19,100	$–
Short-term lease expenses	–	4,335
Total lease cost	$19,100	$4,335

Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$19,100	$–
Weighted-average remaining lease term (in years):
Operating lease	1.67	1.17
Weighted-average discount rate:
Operating lease	5.49%	–

As of April 30, 2025, future minimum lease payments required under operating lease are as follows:

2025	$43,228
2026	64,841
Total payments	$108,069

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

	For Six Months Ended April 30, 2025	For Six Months Ended April 30, 2024
Net profit (loss) before income tax	$(126,727)	$(22,129)
Tax expense (benefit) at the statutory tax rate	(26,613)	(4,647)
Tax effect of
Valuation allowance	26,613	4,647
Net operating loss tax assets deduction	–	–
Income tax expense (benefit)	$–	$–

Hong Kong

Shenggang Excellence Limited operates in Hong Kong and is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year.

	For Three Months Ended April 30, 2025	For Three Months Ended April 30, 2024
Net profit (loss) before income tax	$882,904	$–
Tax expense (benefit) at the statutory tax rate	145,679	–
Tax effect of
Valuation allowance	–	–
Net operating loss tax assets deduction	–	–
Income tax expense (benefit)	$145,679	$–

Deferred Tax Assets

At April 30, 2025, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $126,727 from our U.S. entities, including GMTech and Anptech, that may be offset against future taxable income through 2040. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $26,613 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.

Components of deferred tax assets are as follows:

United States of America

	April 30, 2025	October 31, 2024
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$126,727	$22,129
Effective tax rate	21.0%	21.0%
Expected Income Tax Benefit from NOL Carry-Forward	26,613	4,647
Less: Valuation Allowance	(26,613)	(4,647)
Deferred Tax Asset, Net of Valuation Allowance	$–	$–

Hong Kong

	April 30, 2025	October 31, 2024
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$–	$–
Effective tax rate	–%	–%
Expected Income Tax Benefit from NOL Carry-Forward	–	–
Less: Valuation Allowance	–	–
Deferred Tax Asset, Net of Valuation Allowance	$–	$–

Note 10 – Major Customers and Concentration of Credit Risk

For the six months ended April 30, 2025, the Company had four wholesale customers and multiple retail customers. For the six months ended April 30, 2024, two customers accounted for 100% of the revenue recorded.

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, amounts due from related parties and advances to suppliers. For the six months ended April 30, 2025 and 2024, none of the Company’s revenue was credit sales.

Note 11 – Commitments and Contingencies

The Company did not have any contractual commitments as of April 30, 2025 and 2024.

Note 12 – Subsequent Event

In accordance with ASC 855, Subsequent Events, (“ASC 855”), the Company has analyzed its operations subsequent to April 30, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements. Subsequent events were reviewed through June 18, 2025.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have two employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

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

Three and Six Months Ended April 30, 2025 and 2024

During the three and six months ended April 30, 2025, we generated revenues of $3,323,968 and $3,323,968, respectively. Our revenues consist solely of our new business of smartphones trades in the Asian market.

Our net income for the three and six months ended April 30, 2025 was $943,333 and $609,515, respectively. Operating expenses consist of mainly lease expense, audit fees, professional fees, and administration expenses.

During the three and six months ended April 30, 2024, we generated revenues of $12,000 and $34,800, respectively.

Our net loss for the three and six months ended April 30, 2024 was $23,112 and $22,129, respectively. Operating expenses consist of mainly lease expense, audit fees, professional fees, and administration expenses.

Liquidity and Capital Resources

As of April 30, 2025, our total assets were $1,725,636 consisting of cash and cash equivalents of $633,734, merchant receivable of $244,140, accounts receivable of $31,314, prepaid materials of $180,000, prepaid and other receivables of $2,168, inventories of $503,987, rent deposit of $24,286, property and equipment, net of $2,253, and right of use asset of $103,754. As of April 30, 2025, our total liabilities were $1,006,805 consisting of mainly accounts payable of $18,047, accrued liabilities of $10,475, deferred revenue of $723,434, taxation payables of $145,679, other payables of $5,416, and operating lease liability – short term of $61,112 and operating lease liability – long term of $42,642.

Cash Flows from Operating Activities

During the six months ended April 30, 2025, we have generated positive cash flows from operating activities of $527,184, consisting of mainly increase in merchant receivable, other receivable, prepaid materials, right of use asset, inventories, other payable, accrued liabilities, operating lease liability short term and long term, taxation payable, and deferred revenue.

During the six months ended April 30, 2024, we have generated negative cash flows from operating activities of $37,721, consisting of mainly increase in accounts receivable and accounts payable, and decrease in deferred revenue and accrued liabilities.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities during the six months ended April 30, 2025 and 2024.

Cash Flows from Financing Activities

During the six months ended April 30, 2025, we generated positive cash flows from financing activities of $5,416, consisting of proceeds from notes.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six month period ended April 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended April 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GMTECH INC.

June 18, 2025	By: /s/ Juan Yang
Chief Executive Officer
(Principal Executive Officer)

June 18, 2025	By: /s/ Chao Li
Chief Financial Officer
(Principal Financial and Accounting Officer)

