Form 10-Q
period 2025-07-31
GMTech Inc.
filed 2025-09-19
CIK 2000762

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

Room 1534, 15/F., Star House, No.3 Salisbury Road

Tsim Sha Tsui, Kowloon, Hong Kong 0000

+852-36195831

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 19, 2025
Common Stock: $0.0001	12,000,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GMTECH INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of July 31, 2025 (Unaudited)	As of October 31, 2024 (Audited)

Assets
Current Assets
Cash and cash equivalents	$242,582	$107,534
Merchant receivable	162,542	–
Related party receivable	5,733	–
Prepaid and other receivables	2,168	2,168
Inventories	828,130	–
Note receivable	118,933	–
Right-of-use asset	–	7,159
Total Current Assets	1,360,088	116,861

Non-Current Assets
Rent deposits	23,993	–
Prepayments	8,697	–
Property and equipment, net	2,108	–
Right-of-use asset	87,718	–
Total Non-Current Assets	122,516	–

Total Assets	$1,482,604	$116,861

Liabilities and Stockholders’ Equity
Liabilities
Current Liabilities
Accounts payable	$–	$386
Notes payable - related party	64,792	–
Accrued liabilities	32,646	–
Deferred revenue	641,831	–
Taxation payable	117,059	–
Notes payable	5,350	–
Operating lease liability	61,208	7,159
Total Current Liabilities	922,886	7,545

Non-Current Liabilities
Operating lease liability	26,510	–
Total Non-Current Liabilities	26,510	–

Total Liabilities	949,396	7,545

Stockholders' Equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 12,000,000 shares and 12,000,000 shares issued and outstanding as of July 31, 2025 and October 31, 2024, respectively	1,200	1,200
Additional paid-in capital	139,300	139,300
Retained earnings/(Accumulated deficit)	405,436	(31,184)
Accumulated other comprehensive loss	(12,728)	–
Total Stockholders’ Equity	533,208	109,316

Total Liabilities and Stockholders’ Equity	$1,482,604	$116,861

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended July 31, 2025	For Three Months Ended July 31, 2024	For Nine Months Ended July 31, 2025	For Nine Months Ended July 31, 2024

Revenue	$116,071	$12,000	$3,440,039	$46,800
Cost of revenue	26,637	–	784,959	9,500
Gross profit	89,434	12,000	2,655,080	37,300

Operating Expenses
Advertising and marketing	222,063	–	1,805,213	–
General and administrative expenses	70,125	18,048	296,837	65,477
Total operating expenses	292,188	18,048	2,102,050	65,477

Interest income	207	–	558	–
Other income	–	–	44	–

Income/(loss) before income tax expenses	(202,547)	(6,048)	553,632	(28,177)

Income tax expense/(benefit)	(28,668)	–	117,012	–

Net income/(loss)	$(173,879)	$(6,048)	$436,620	$(28,177)

Foreign currency translation adjustments	(11,744)	–	(12,728)	–

Comprehensive income/(loss)	$(185,623)	$(6,048)	$423,892	$(28,177)

Net income/(loss) per share - basic and diluted	$(0.02)	$0.00	$0.04	$0.00

Weighted average number of common shares	12,000,000	12,000,000	12,000,000	8,111,111

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THREE AND NINE MONTHS ENDED JULY 31, 2025 AND 2024 (UNAUDITED)

	Common Stock		Additional paid-in	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	capital	Deficit)	Income	Equity

Balance as of October 31, 2024	12,000,000	$1,200	$139,300	$(31,184)	$–	$109,316

Issuance of shares	–	–	–	–	–	–
Net loss	–	–	–	(334,260)	–	(334,260)
Foreign exchange gain					442	442

Balance as of January 31, 2025	12,000,000	$1,200	$139,300	$(365,444)	$442	$(224,502)

Issuance of shares	–	–	–	–	–	–
Net income	–	–	–	944,759	–	944,759
Foreign exchange loss	–	–	–	–	(1,426)	(1,426)

Balance as of April 30, 2025	12,000,000	$1,200	$139,300	$579,315	$(984)	$718,831

Issuance of shares
Net income				(173,879)		(173,879)
Foreign exchange loss					(11,744)	(11,744)

Balance as of July 31, 2025	12,000,000	$1,200	$139,300	$405,436	$(12,728)	$533,208

	Common Stock		Additional paid-in	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	capital	Earnings)	Income	Equity

Balance as of October 31, 2023	5,000,000	$500	$–	$1,373	$–	$1,873

Issuance of shares	–	–	–	–	–	–
Net income	–	–	–	983	–	983

Balance as of January 31, 2024	5,000,000	$500	$–	$2,356	$–	$2,856

Issuance of shares	7,000,000	700	139,300	–	–	140,000
Net loss	–	–	–	(23,112)	–	(23,112)

Balance as of April 30, 2024	12,000,000	$1,200	$139,300	$(20,756)	$–	$119,744

Issuance of shares	–	–	–	–	–	–
Net income	–	–	–	(6,048)	–	(6,048)

Balance as of July 31, 2024	12,000,000	$1,200	$139,300	$(26,804)	$–	$113,696

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Nine Months Ended July 31, 2025	For Nine Months Ended July 31, 2024
Cash Flows from Operating Activities
Net income (loss)	$436,620	$(28,177)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Changes in operating assets and liabilities:
Merchant receivable	(162,542)	–
Related party receivable	(5,733)	(2,500)
Rent deposit	(23,993)	–
Prepayments	(8,697)	–
Inventories	(828,130)	–
Right of use asset - short term	7,159	–
Property and equipment, net	(2,108)	–
Right of use asset - long term	(87,718)	–
Accounts payable	(386)	(4,293)
Accrued liabilities	32,646	(3,000)
Taxation payable	117,059	–
Operating lease liability - short-term	54,049	–
Operating lease liability - long-term	26,510	–
Deferred revenue	641,831	(14,800)
Net cash provided by/(used in) operating activities	196,567	(52,770)

Cash Flows from Investing Activities
Issuance of notes receivable (non-trade)	(118,933)	–
Net cash used in investing activities	(118,933)	–

Cash Flows from Financing Activities
Proceeds from sale of common stock	–	140,000
Proceeds from promissory notes	154,398	–
Repayment of promissory notes	(149,048)	–
Proceeds from promissory notes-related party	264,542	–
Repayment of promissory notes - related party	(199,750)	–
Net cash provided by financing activities	70,142	140,000

Effect of foreign exchange on cash	(12,728)	–

Net change in cash and cash equivalents	135,048	87,230
Cash and cash equivalents, beginning of period	107,534	22,099
Cash and cash equivalents, end of period	$242,582	$109,329

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GMTECH INC. & SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE AND NINE MONTHS ENDED JULY 31, 2025 AND 2024

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

The Company’s executive office is located at Room 1534, 15/F., Star House, No.3 Salisbury Road, Tsim Sha Tsui, Kowloon, Hong Kong.

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

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the consolidated balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Foreign Currency Translation and Transactions

The Company follows ASC 830, Foreign Currency Matters (“ASC 830”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars. The functional currency of each entity in the Company is principally determined based on the primary currency of the entity’s revenues. The Company also considers each entity’s transactions with other subsidiaries of the Company. The items included in the separate financial statements of each entity are measured using that functional currency. Transactions in non-functional currencies are recorded as follows:

•	All transactions are initially recorded at the rate of exchange at the date of the transaction.
•	Monetary assets and liabilities denominated in non-functional currencies are converted to functional currency using the rate of exchange at the consolidated statement of operations date.
•	Non-monetary assets are converted to functional currency at the rate of exchange in effect at the time that the asset was acquired.
•	Gains or losses on the conversion of monetary assets and liabilities are reflected in currency gain (loss) in the consolidated statements of operations.

Upon consolidation, the consolidated statements of operations of all companies with a functional currency other than the USD are translated from their functional currencies to the USD, the Company’s presentation currency, as follows:

•	All assets and liabilities are translated at the rate of exchange at the consolidated statement of operations date.
•	All items of income and expense are translated at the average rate of exchange in the month the transaction occurred.
•	Any resulting currency gains or losses are recognized as exchange differences on translation of foreign operations in the consolidated statements of other comprehensive income (loss) and as other components of equity on the consolidated statements of operations.

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

Accounts Receivable

The Company’s accounts receivables arise from sale of products and provision of services to customers. In general, the Company invoices for products and services rendered at the time the product or service is provided or the cost incurred. The Company reviews its receivables in accordance with Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), which currently has a minimal impact to the Company. In the event the Company does have accounts receivable, the Company will evaluate each reporting period to provide a reserve against accounts receivable for estimated losses that may result from a customer’s inability to pay based on customer-specific analysis and general matters such as current assessments of past due balances, economic conditions and forecasts, and historical credit loss activity. Amounts determined to be uncollectible will be charged or written-off. The Company had accounts receivable of $0 and $0 on July 31, 2025 and October 31, 2024, respectively. The Company did not record an allowance against its accounts receivable at July 31, 2025 and October 31, 2024, as it did not have a material impact to the Company’s consolidated financial statements.

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

In determining the specified goods or services provided to our customers, we considered the nature of our promise to customers, the customers’ perspectives and expectations, and our contract with customers. The contracts with customers specify that we will sell smartphone products to the customers. The customers will pay GMTech for the fees incurred on a fixed basis. There is an identified good provided to the customer.

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

GMTech is primarily responsible to the customer for delivery of smartphone products. GMTech contracts directly with the buyer and is viewed by the buyer as the sole party responsible for fulfilling the buyer’s request. No other party contracts with the buyer or is obligated to satisfy or fulfill the buyer’s request. GMTech considers this relationship critical in understanding the fulfillment obligations and expectations of the buyer.

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

The Company pays commission, ranging from 38% to 58%, of the gross sales of smartphone products to intermediary parties. Such commission costs are recorded as advertising costs. For the nine months ended July 31, 2025, there were $1,805,213 commission costs paid, and the costs mainly results from an intermediary service contract with a non-related intermediary party, under which the Company pays a commission of 58% of the smartphone sales introduced by this intermediary party. For the nine months ended July 31, 2024, there were $0 commission costs paid.

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

During the nine months ended July 31, 2025, the Company does not generate any revenues from IT consulting services.

Deferred Revenue

Deferred revenue consists of payments made in advance of services provided to customers and prepayments for goods not yet delivered. The deferred revenue balances as of July 31, 2025 and October 31, 2024 are $641,831 and $0, respectively.

Lease

The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). At the inception or modification of a contract, the Company determines whether a lease exists and classifies its leases as an operating or finance lease at commencement. Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent their obligation to make lease payments arising from the lease. See Note 9 – Operating Lease.

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

Leases with an initial expected term of 12 months or less are not recorded in the consolidated balance sheets and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed non-lease components.

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

Income Taxes

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has adopted the provisions of ASC 740 since inception and has analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction, and the state of New York, as its “major” tax jurisdictions. As of July 31, 2025, the 2020 through 2023 tax years generally remain subject to examination by federal and state authorities.

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

New Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations.

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

Note 4 – Note Receivable

As of July 31, 2025, the Company had note receivable of $118,933 which consists solely of a 12-month note between the Company and a non-related party starting from July 23, 2025 with annual interest rate of 4 percent.

Note 5 – Notes Payable

For the nine months ended July 31, 2025, the Company has notes payable of $5,350, consisting of $5,350 from non-related individual at no interest with a term of twelve months starting from November 4, 2024. The Company had notes payable of $149,048 from a non-related individual at no interest with a term of twelve months starting from December 30, 2024, and repaid all of them as of July 31, 2025.

For the nine months ended July 31, 2024, the Company does not have any notes payable.

Note 6 – Related Party Transactions

For the nine months ended July 31, 2025, the former director of the Company Jianting Liu advanced $199,750 to the Company on December 9, 2024. All of $199,750 were repaid to Jianting Liu on December 17, 2024.

During the three months ended July 31, 2025, Zhenzhen Liu, the director of Shenggang Excellence Limited, advanced $64,792 to the Company. As of July 31, 2025, the balance of this related party payable is $64,792. As of July 31, 2025, the Company has related party receivable of $5,733, which consists solely of petty cash kept by Zhenzhen Liu for payment of daily operation costs incurred by Shenggang Excellence Limited.

For the nine months ended July 31, 2024, the Company reimbursed $1,987 to the former director of the Company Yuyang Cui for her payment of general and administration expenses incurred by the Company.

Note 7 – Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined on the first-in, first-out basis. Net realizable value is based on estimated selling prices less any estimated costs to be incurred to completion and disposal.

The components of inventories were as follows of July 31, 2025, and 2024:

	July 31, 2025	July 31, 2024
Smartphones	$828,130	$–
Total Inventories	$828,130	$–

Note 8 – Equity

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

As of July 31, 2025 and October 31, 2024, the Company has 12,000,000 and 12,000,000, respectively, shares of common stock issued and outstanding.

Note 9 – Operating Lease

In September 2023, the Company entered into an office lease for an office at 45 Rockefeller Plaza, New York. The lease expired at the end of September 2024. Since the Company intends to maintain the lease for more than twelve months, the Company was required to classify such lease as operating lease in accordance with the provisions of ASC 842 - Leases. Therefore, the Company recognized operating lease liabilities with corresponding Right-Of-Use ("ROU") assets based on the present value of the minimum rental payments of such lease during the fourth quarter of 2024. The Company terminated this lease on July 31, 2025.

In January 2025, the Company entered into an office lease for an office at Room 1534,15/F., Star House, No.3 Salisbury Road, Tsim Sha Tsui, Kowloon, Hong Kong. The lease will expire at the end of December 2026. The Company was required to classify such lease as operating lease in accordance with the provisions of ASC 842 - Leases. Therefore, the Company recognized operating lease liabilities with corresponding ROU assets based on the present value of the minimum rental payments of such lease during the first quarter of 2025.

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

ROU assets non-current at July 31, 2025 and October 31, 2024 were $87,718 and $7,159. ROU assets-current at July 31, 2025 and October 31, 2024 were $0 and $7,159. Short-term and long-term operating lease liabilities were $61,208 and $26,510 at July 31, 2025, respectively. Short-term and long-term operating lease liabilities were $7,159 and $0 at October 31, 2024, respectively.

Quantitative information regarding the Company’s lease is as follows:

	For Three Months Ended July 31, 2025	For Three Months Ended July 31, 2024
Lease expenses
Operating lease expenses	$16,085	$–
Short-term lease expenses	–	4,335
Total lease cost	$16,085	$4,335

Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	16,085	–
Weighted-average remaining lease term (in years):
Operating lease	1.42	1.17
Weighted-average discount rate:
Operating lease	5.49%	–

	For Nine Months Ended July 31, 2025	For Nine Months Ended July 31, 2024
Lease expenses
Operating lease expenses	$44,919	$–
Short-term lease expenses	–	13,005
Total lease cost	$44,919	$13,005

Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	44,919	–
Weighted-average remaining lease term (in years):
Operating lease	1.42	1.17
Weighted-average discount rate:
Operating lease	5.49%	–

As of July 31, 2025, future minimum lease payments required under operating lease are as follows:

2025	$26,808
2026	64,339
Total payments	$91,147

Note 10 – Income Tax

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

	For Three Months Ended July 31, 2025	For Three Months Ended July 31, 2024
Net profit (loss) before income tax	$(28,802)	$(6,048)
Tax expense (benefit) at the statutory tax rate	(6,048)	(1,270)
Tax effect of
Valuation allowance	6,048	1,270
Net operating loss tax assets deduction	–	–
Income tax expense (benefit)	$–	$–

	For Nine Months Ended July 31, 2025	For Nine Months Ended July 31, 2024
Net profit (loss) before income tax	$(155,529)	$(28,177)
Tax expense (benefit) at the statutory tax rate	(32,661)	(5,917)
Tax effect of
Valuation allowance	32,661	5,917
Net operating loss tax assets deduction	–	–
Income tax expense (benefit)	$–	$–

Hong Kong

Shenggang Excellence Limited operates in Hong Kong and is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year.

	For Three Months Ended July 31, 2025	For Three Months Ended July 31, 2024
Net profit (loss) before income tax	$(173,744)	$–
Tax expense (benefit) at the statutory tax rate	(28,668)	–
Tax effect of
Valuation allowance	–	–
Net operating loss tax assets deduction	–	–
Income tax expense (benefit)	$(28,668)	$–

	For Nine Months Ended July 31, 2025	For Nine Months Ended July 31, 2024
Net profit (loss) before income tax	$709,161	$–
Tax expense (benefit) at the statutory tax rate	117,012	–
Tax effect of
Valuation allowance	–	–
Net operating loss tax assets deduction	–	–
Income tax expense (benefit)	$117,012	$–

Deferred Tax Assets

At July 31, 2025, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $155,529 from our U.S. entities, including GMTech and Anptech, that may be offset against future taxable income through 2040. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $32,661 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.

Components of deferred tax assets are as follows:

United States of America

	July 31, 2025	October 31, 2024
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$155,529	$28,177
Effective tax rate	21.0%	21.0%
Expected Income Tax Benefit from NOL Carry-Forward	32,661	5,917
Less: Valuation Allowance	(32,661)	(5,917)
Deferred Tax Asset, Net of Valuation Allowance	$–	$–

Hong Kong

	July 31, 2025	October 31, 2024
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$–	$–
Effective tax rate	16.5%	–
Expected Income Tax Benefit from NOL Carry-Forward	–	–
Less: Valuation Allowance	–	–
Deferred Tax Asset, Net of Valuation Allowance	$–	$–

Note 11 – Major Customers and Concentration of Credit Risk

For the nine months ended July 31, 2025, the Company had three customers accounted for approximately 57% of the revenue recorded. For the nine months ended July 31, 2024, three customers accounted for 100% of the revenue recorded. For the three months ended July 31, 2025, all of the revenue recorded was generated from sales to retail customers with none of them exceeding 5% of total revenue recorded. For the three months ended July 31, 2024, one customer accounted for 100% of the revenue recorded.

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, amounts due from related parties and advances to suppliers. For the three and nine months ended July 31, 2025 and 2024, none of the Company’s revenue was credit sales.

Note 12 – Concentration of Vendors

For the three and nine months ended July 31, 2025, the Company had one vendor accounted for 100% of the cost of revenue recorded.

For the nine months ended July 31, 2024, the Company had one vendor accounted for 100% of the cost of revenue recorded. For the three months ended July 31, 2024, the Company did not incur any cost of revenue.

Note 13 – Commitments and Contingencies

The Company did not have any contractual commitments as of July 31, 2025 and 2024.

Note 14 – Subsequent Event

In accordance with ASC 855, Subsequent Events, (“ASC 855”), the Company has analyzed its operations subsequent to July 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three and Nine Months Ended July 31, 2025 and 2024

During the three and nine months ended July 31, 2025, we generated revenues of $116,071 and $3,440,039, respectively. Our revenues consist solely of our new business of smartphones trades in the Asian market.

Our net income (loss) for the three and nine months ended July 31, 2025 was $(173,879) and $436,620, respectively. Operating expenses consist of mainly lease expense, audit fees, professional fees, and administration expenses.

During the three and nine months ended July 31, 2024, we generated revenues of $12,000 and $46,800, respectively.

Our net loss for the three and nine months ended July 31, 2024 was $6,048 and $28,177, respectively. Operating expenses consist of mainly lease expense, audit fees, professional fees, and administration expenses.

Liquidity and Capital Resources

As of July 31, 2025, our total assets were $1,482,604, consisting of cash and cash equivalents of $242,582, merchant receivable of $162,542, related party receivable of $5,733, prepaid and other receivables of $2,168, inventories of $828,130, rent deposit of $23,993, property and equipment, net of $2,108, notes receivable of $118,933, prepayments of $8,697, and right of use asset of $87,718.

As of July 31, 2025, our total liabilities were $949,396, consisting of mainly related party payable of $64,792, accrued liabilities of $32,646, deferred revenue of $641,831, taxation payables of $117,059, notes payable of $5,350, and operating lease liability – short term of $61,208 and operating lease liability – long term of $26,510.

As of July 31, 2024, our total assets were $113,997 consisting of cash and cash equivalents of $109,329, other receivable of $2,500 and prepaid rent of $2,168. As of July 31, 2024, our total liabilities were $301 consisting of accounts payable $301.

Cash Flows from Operating Activities

During the nine months ended July 31, 2025, we have generated positive cash flows from operating activities of $196,567, consisting of mainly increase in merchant receivable, other receivable, rent deposit, loan receivable, right of use asset, inventories, accrued liabilities, operating lease liability short term and long term, taxation payable, and deferred revenue.

During the nine months ended July 31, 2024, we have generated negative cash flows from operating activities of $52,770, consisting of mainly increase in accounts receivable and decrease in accounts payable, deferred revenue and accrued liabilities.

Cash Flows from Investing Activities

During the nine months ended July 31, 2025, we have used in investing activities of $118,933, which consists solely of issuance of notes receivable (non-trade) to a non-related party.

We have not generated cash flows from investing activities during the nine months ended July 31, 2024.

Cash Flows from Financing Activities

During the nine months ended July 31, 2025, we generated positive cash flows from financing activities of $70,142, consisting of proceeds from promissory notes, repayment of promissory notes, proceeds from promissory notes-related party, and repayment of promissory notes - related party.

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

Not required for a smaller reporting company.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses which were reported in the Company’s October 31, 2024 Form 10-k filed January 10, 2025 and remained un-remediated as of the current reporting period, as described below.

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

2. We did not maintain appropriate segregation of duties and cash controls – As of July 31, 2025, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

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

Our management will take efforts to remedy the control deficiencies identified as above, including but not limited to engagement of external consultant to design and implement appropriate remedy procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended July 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Room 1534, 15/F., Star House, No.3 Salisbury Road, Tsim Sha Tsui, Kowloon, Hong Kong.

GMTECH INC.

September 19, 2025	By: /s/ Juan Yang
Chief Executive Officer
(Principal Executive Officer)

September 19, 2025	By: /s/ Chao Li
Chief Financial Officer
(Principal Financial and Accounting Officer)

