Form 10-K
period 2025-10-31
GMTech Inc.
filed 2026-03-06
CIK 2000762

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,180,000 on April 30, 2025.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 6, 2026
Common Stock: $0.0001	12,000,000

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

ii

PART I

Item 1. BUSINESS

In General

GMTech Inc. was incorporated under the laws of the State of Wyoming on October 12, 2023. Through its wholly owned operating subsidiary Shenggang Excellence Limited, the Company engages in sale of smartphones to wholesale and retail customers in Asia, and through its wholly owned operating subsidiary Anptech Inc. (“Anptech”), the Company offers IT consulting services and development solutions for CRM systems, corporate websites, and mobile phone Apps.

Corporate Structure

The following diagram illustrates our corporate structure as of the date of this filing:

Principal Products and Services

Sale of Smartphones

We distribute and sell smartphone products to wholesale and retail customers.

IT consulting services

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

Office

Our business office is located at Room 1534, 15/F., Star House, No.3 Salisbury Road, Tsim Sha Tsui, Kowloon, Hong Kong. Our telephone number is +852-36195831.

Website

We have registered and launched a website https://anptechus.com/ to promote our services online.

Employees

We have three employees including Juan Yang, our CEO, Chao Li, our CFO and Mang Hing Lan, our accounting manager. We may hire employees on an as needed basis following the process of implementing our business plan.

Marketing

Our business is focused on the online market, and we intend to utilize various online marketing tools to promote our services effectively. To reach our potential clients, we plan to employ banners, flags, and video advertisements on popular social media platforms such as Facebook, Twitter, Instagram, and YouTube. We will present our services in an organized web catalog that can be easily accessed through our website. Our catalog will be categorized and tagged to facilitate user-friendliness.

We also expect to increase our marketing efforts through our executives’ personal networks and industry association channels which have not, at this point of time, been fully identified. Our executives leverage various resources in performing tasks, including their social connections and referrals from existing clients.

Competition

The Smartphone industry and IT consulting industry are both very competitive and fragmented in the market niche in which our Company operates. There are limited barriers to entry and new competitors frequently enter the market. A significant number of our competitors possess substantially greater resources than we possess. Additionally, we face substantial competition for potential clients and for technical and professional personnel from providers of similar specialties, which range from giant high-tech companies to small workshops.

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

Item 1C. Cybersecurity

The Company does not have the resources to institute cybersecurity measures at this time.

Item 2. Properties

We do not own any real estate or other properties. We lease an office at Room 1534, 15/F., Star House, No.3 Salisbury Road, Tsim Sha Tsui, Kowloon, Hong Kong.

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

(b) Holders

As of October 31, 2025, the Company had 12,000,000 shares of our common stock issued and outstanding held by our shareholders.

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

Results of Operations

Revenue

During the year ended October 31, 2025 and 2024, we generated revenues of $3,478,036 and $52,800, respectively. Our revenues during the year ended October 31, 2025 consist solely of our new business of smartphones trades in the Asian market, while our revenues during the year ended October 31, 2024 consist solely of IT consulting services.

Net Income (Loss)

Our net income (loss) for the year ended October 31, 2025 and 2024 were $413,355 and $(32,557), respectively. Operating expenses consist of mainly lease expense, audit fees, professional fees, and administration expenses.

Liquidity and Capital Resources and Cash Requirements

As of October 31, 2025, our total assets were $1,375,643, consisting of cash and cash equivalents of $16,610, merchant receivable of $164,125, related party receivable of $5,121, prepaid and other receivables of $2,168, inventories of $802,159, note receivable of $238,143, rent deposits of $24,356, prepayments of $47,512, property and equipment, net of $2,011, and right of use asset of $73,438.

As of October 31, 2025, our total liabilities were $851,408, consisting of mainly related party payable of $51,382, accrued liabilities of $14,232, deferred revenue of $615,904, taxation payables of $91,049, notes payable of $5,403, and operating lease liability – short term of $62,657 and operating lease liability – long term of $10,781.

As of October 31, 2024, our total assets were $116,861 consisting of cash and cash equivalents of $107,534, prepaid and other receivable of $2,168 and right of use asset of $7,159. As of October 31, 2024, our total liabilities were $7,545 consisting of accounts payable $386 and operating lease liability – short term of $7,159.

The following is a summary of our cash flow activities:

	October 31, 2025	October 31, 2024
Net cash provided by/ (used in) operating activities	$142,617	$(54,565)
Net cash provided used in investing activities	(240,508)	–
Net cash provided by/ (used in) financing activities	(5,403)	140,000
Effect of exchange rate changes on cash and cash equivalents	1,564	–
Net change in cash, cash equivalents and restricted cash	$(90,924)	$85,435

Cash Flows from Operating Activities

During the year ended October 31, 2025, cash provided by operating activities reflected net income of $413,355 which was increased for non-cash depreciation expense of $354 and non-cash amortization of right-of-use assets of $61,103.

Key components of working capital include: Merchant receivable increased by $164,125, inventories increased by $802,159, and deferred revenue increased by $615,904, primarily due to an increase in the sale of smartphones.

During the year ended October 31, 2024, we have generated negative cash flows from operating activities of $54,565, consisting of mainly increase in accounts receivable and decrease in accounts payable, deferred revenue and accrued liabilities.

Cash Flows from Investing Activities

During the year ended October 31, 2025, we have used in investing activities of $240,508, which consists of issuance of notes receivable (non-trade) to a non-related party and purchase of property and equipment.

We have not generated cash flows from investing activities during the twelve months ended October 31, 2024.

Cash Flows from Financing Activities

During the year ended October 31, 2025, we have used in financing activities of $5,403, consisting of proceeds from promissory notes, repayment of promissory notes, proceeds from promissory notes-related party, and repayment of promissory notes - related party.

During the year ended October 31, 2024, we generated positive cash flows from financing activities of $140,000 by issuance of common stock of $140,000.

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

GMTech, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GMTech, Inc. and Subsidiaries as of October 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of GMTech, Inc. and Subsidiaries as of October 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to GMTech, Inc. and Subsidiaries in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. GMTech, Inc. and Subsidiaries are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Barton CPA PLLC

Cypress, Texas

March 6, 2026

GMTECH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of October 31, 2025	As of October 31, 2024

Assets
Current Assets
Cash and cash equivalents	$16,610	$107,534
Merchant receivable	164,125	–
Related party receivable	5,121	–
Prepaid and other receivables	2,168	2,168
Inventories	802,159	–
Note receivable	238,143	–
Prepayment	47,512	–
Right-of-use asset	–	7,159
Total Current Assets	1,275,838	116,861

Non-Current Assets
Rent deposits	24,356	–
Property and equipment, net	2,011	–
Right-of-use asset	73,438	–
Total Non-Current Assets	99,805	–

Total Assets	$1,375,643	$116,861

Liabilities and Stockholders’ Equity
Liabilities
Current Liabilities
Accounts payable	$–	$386
Due to - related party	51,382	–
Accrued liabilities	14,232	–
Deferred revenue	615,904	–
Taxation payable	91,049	–
Notes payable	5,403	–
Operating lease liability - short-term	62,657	7,159
Total Current Liabilities	840,627	7,545

Non-Current Liabilities
Operating lease liability - long-term	10,781	–
Total Non-Current Liabilities	10,781	–

Total Liabilities	851,408	7,545

Stockholders' Equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 12,000,000 shares and 12,000,000 shares issued and outstanding as of October 31, 2025 and October 31, 2024, respectively	1,200	1,200
Additional paid-in capital	139,300	139,300
Retained earnings/ (Accumulated deficit)	382,171	(31,184)
Accumulated other comprehensive loss	1,564	–
Total Stockholders’ Equity	524,235	109,316

Total Liabilities and Stockholders’ Equity	$1,375,643	$116,861

The accompanying notes are an integral part of these audited consolidated financial statements.

GMTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended October 31, 2025	For the Year Ended October 31, 2024

Revenue, net	$3,478,036	$52,800
Cost of revenue	816,843	9,500
Gross profit	2,661,193	43,300

Operating Expenses
Advertising and marketing expenses	1,801,930	–
General and administrative expenses	350,861	75,857
Total operating expenses	2,152,791	75,857

Interest income	585	–
Other income	44	–
Foreign exchange (loss)/gain	(4,924)	–

Income/loss) before income tax expenses	504,107	(32,557)

Income tax expense	90,752	–

Net income (loss)	$413,355	$(32,557)

Other comprehensive income (loss)	1,564	–

Comprehensive income (loss)	$414,919	$(32,557)

Net income (loss) per share-Basic and diluted	0.03	0.00

Weighted average number of ordinary shares	12,000,000	9,083,333

The accompanying notes are an integral part of these audited consolidated financial statements.

GMTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2025 AND 2024

	Common Stock		Additional paid-in	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	capital	Deficit)	Income	Equity
Balance as of October 31, 2024	12,000,000	$1,200	$139,300	$(31,184)	$–	$109,316

Issuance of shares	–	–	–	–	–	–
Net income	–	–	–	413,355	–	413,355
Foreign exchange gain	–	–	–	–	1,564	1,564

Balance as of October 31, 2025	12,000,000	$1,200	$139,300	$382,171	$1,564	$524,235

	Common Stock		Additional paid-in	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	capital	Earnings)	Income	Equity
Balance as of October 31, 2023	5,000,000	$500	$–	$1,373	$–	$1,873

Issuance of shares	7,000,000	700	139,300	–	–	140,000
Net loss	–	–	–	(32,557)	–	(32,557)

Balance as of October 31, 2024	12,000,000	$1,200	$139,300	$(31,184)	$–	$109,316

The accompanying notes are an integral part of these audited consolidated financial statements.

GMTECH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year End October 31, 2025	For the Year End October 31, 2024
Cash Flows from Operating Activities
Net income (loss)	$413,355	$(32,557)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	354	–
Amortization of right-of-use assets	61,103	–
Changes in operating assets and liabilities:
Merchant receivable	(164,125)	–
Related party receivable	(5,121)	–
Rent deposit	(24,356)	–
Prepayments	(47,512)	–
Inventories	(802,159)	–
Right of use asset	–	(7,159)
Accounts payable	(386)	(4,208)
Accrued liabilities	14,232	(3,000)
Taxation payable	91,049	–
Operating lease liability	(61,103)	7,159
Due to related party	51,382	–
Deferred revenue	615,904	(14,800)
Net cash provided by (used in) operating activities	142,617	(54,565)

Cash Flows from Investing Activities
Issuance of notes receivable (non-trade)	(238,143)	–
Cash paid for purchase of property and equipment	(2,365)	–
Net cash used in investing activities	(240,508)	–

Cash Flows from Financing Activities
Proceeds from sale of common stock	–	140,000
Proceeds from promissory notes	161,283	–
Repayment of promissory notes	(155,880)	–
Proceeds from promissory notes - related party	199,750	–
Repayment of promissory notes - related party	(199,750)	–
Net cash provided by financing activities	5,403	140,000

Effect of foreign exchange on cash	1,564	–

Net change in cash and cash equivalents	(90,924)	85,435
Cash and cash equivalents, beginning of period	107,534	22,099
Cash and cash equivalents, end of period	$16,610	$107,534

Supplemental Disclosure of non-cash operating activities:
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$127,382	$–

The accompanying notes are an integral part of these audited consolidated financial statements.

GMTECH INC. AND SUBSIDIARIES

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2025 AND 2024

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

Accounts Receivable

The Company’s accounts receivables arise from sale of products and provision of services to customers. In general, the Company invoices for products and services rendered at the time the product or service is provided or the cost incurred. The Company reviews its receivables in accordance with Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), which currently has a minimal impact to the Company. In the event the Company does have accounts receivable, the Company will evaluate each reporting period to provide a reserve against accounts receivable for estimated losses that may result from a customer’s inability to pay based on customer-specific analysis and general matters such as current assessments of past due balances, economic conditions and forecasts, and historical credit loss activity. Amounts determined to be uncollectible will be charged or written-off. The Company had accounts receivable of $0 and $0 on October 31, 2025 and October 31, 2024, respectively. The Company did not record an allowance against its accounts receivable at October 31, 2025 and October 31, 2024, as it did not have a material impact to the Company’s consolidated financial statements.

Property, Plant and Equipment, Net

Property, plant and equipment, net, are recognized at cost less accumulated depreciation. Depreciation is generally computed using the straight-line method over the estimated useful lives of the respective assets, as follows:

Computer equipment and software	5 years

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

The Company pays commission, ranging from 38% to 58%, of the gross sales of smartphone products to intermediary parties. Such commission costs are recorded as advertising costs. For the year ended October 31, 2025, there were $1,801,930 commission costs paid, and most of the costs results from an intermediary service contract with a non-related intermediary party, under which the Company pays a commission of 58% of the smartphone sales introduced by this intermediary party. For the year ended October 31, 2024, there were nil commission costs paid.

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

During the year ended October 31, 2025, the Company does not generate any revenues from IT consulting services.

Deferred Revenue

Deferred revenue consists of payments made in advance of services provided to customers and prepayments for goods not yet delivered. The deferred revenue balances as of October 31, 2025 and October 31, 2024 are $615,904 and nil, respectively. Refunds are recorded as reductions of deferred revenue when processed.

The following table presents the changes in deferred revenue for the year presented:

Balance at October 31, 2024	$–
Customer prepayments received	4,507,896
Revenue recognized	(3,478,036)
Cash refunds	(409,603)
Effect of foreign exchange	(4,353)
Balance at October 31, 2025	$615,904

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

Income Taxes

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has adopted the provisions of ASC 740 since inception and has analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction, and the state of New York, as its “major” tax jurisdictions. As of October 31, 2025, the 2020 through 2023 tax years generally remain subject to examination by federal and state authorities.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its disclosures in the consolidated financial statements. The Company has 1 reportable segment at this time.

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

Note 4 – Note Receivable

As of October 31, 2025, the Company had notes receivable of $238,143   which consists of two 12-month notes between the Company and a non-related party with annual interest rate of 4 percent. The notes originated on July 23, 2025 and September 9, 2025, respectively.

Note 5 – Notes Payable

For the year ended October 31, 2025, the Company has notes payable of $5,403, consisting of $5,403 from non-related individual at no interest with a term of twelve months starting from November 4, 2024. The Company had notes payable of $150,502 from a non-related individual at no interest with a term of twelve months starting from December 30, 2024, and repaid all of them as of February 3, 2025.

For the year ended October 31, 2024, the Company does not have any notes payable.

Note 6 – Related Party Transactions

For the year ended October 31, 2025, the former director of the Company Jianting Liu advanced $199,750 to the Company on December 9, 2024. All of $199,750 were repaid to Jianting Liu on December 17, 2024.

During the year ended October 31, 2025, Zhenzhen Liu, the director of Shenggang Excellence Limited, advanced $280,005 to the Company. The Company repaid $228,623 during the period. As of October 31, 2025, the balance of this related party payable is $51,382. As of October 31, 2025, the Company has related party receivable of $5,121, which consists solely of petty cash kept by Zhenzhen Liu for payment of daily operation costs incurred by Shenggang Excellence Limited.

For the year ended October 31, 2024, the Company reimbursed $1,987 to the former director of the Company Yuyang Cui for her payment of general and administration expenses incurred by the Company.

Note 7 – Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined on the first-in, first-out basis. Net realizable value is based on estimated selling prices less any estimated costs to be incurred to completion and disposal.

The components of inventories were as follows of October 31, 2025, and 2024:

	October 31, 2025	October 31, 2024
Smartphones	$802,159	$–
Total Inventories	$802,159	$–

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

As of October 31, 2025 and October 31, 2024, the Company has 12,000,000 and 12,000,000, respectively, shares of common stock issued and outstanding.

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

Short-term and long-term ROU assets at October 31, 2025 were nil and $73,438, respectively. Short-term and long-term ROU assets at October 31, 2024 were $7,159 and nil, respectively. Short-term and long-term operating lease liabilities were $62,657 and $10,781 at October 31, 2025, respectively. Short-term and long-term operating lease liabilities were $7,159 and nil at October 31, 2024, respectively.

Quantitative information regarding the Company’s lease is as follows:

	For the Year Ended October 31, 2025	For the Year Ended October 31, 2024
Lease expenses
Operating lease expenses	$61,103	$–
Short-term lease expenses	5,780	17,412
Total lease cost	$66,883	$17,412

Other information
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	61,103	17,412
Weighted-average remaining lease term (in years):
Operating lease	1.17	0.42
Weighted-average discount rate:
Operating lease	5.49%	5.49%

As of October 31, 2025, future minimum lease payments required under operating lease are as follows:

2025	$10,805
2026	64,832
Total payments	$75,637

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

	For the Year Ended October 31, 2025	For the Year Ended October 31, 2024
Net profit (loss) before income tax	$(174,188)	$(32,557)
Tax expense (benefit) at the statutory tax rate	(36,579)	(6,837)
Tax effect of
Valuation allowance	36,579	6,837
Net operating loss tax assets deduction	–	–
Income tax expense (benefit)	$–	$–

Hong Kong

Shenggang Excellence Limited operates in Hong Kong and is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year.

	For the Year Ended October 31, 2025	For the Year Ended October 31, 2024
Net profit before income tax	$678,295	$–
Tax expense at the statutory tax rate	111,919	–
Tax effect of
Valuation allowance	–	–
Net operating loss tax assets deduction	–	–
Two-tiered profits tax regime	(21,167)	–
Income tax expense	$90,752	$–

Deferred Tax Assets

At October 31, 2025, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $174,188 from our U.S. entities, including GMTech and Anptech, that may be offset against future taxable income. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $36,579 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.

Components of deferred tax assets are as follows:

United States of America

	October 31, 2025	October 31, 2024
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$174,188	$32,577
Effective tax rate	21.0%	21.0%
Expected Income Tax Benefit from NOL Carry-Forward	36,579	6,837
Less: Valuation Allowance	(36,579)	(6,837)
Deferred Tax Asset, Net of Valuation Allowance	$–	$–

Hong Kong

	October 31, 2025	October 31, 2024
Deferred tax assets
Lease liability	$12,117	$–
Less: Valuation Allowance	–	–

Deferred tax liabilities
Right-of-use asset	12,117	–
Net deferred tax assets	$–	$–

Note 11 – Major Customers and Concentration of Credit Risk

For the year ended October 31, 2025, the Company had three customers accounted for approximately 56% of the revenue recorded. For the year ended October 31, 2024, three customers accounted for 100% of the revenue recorded.

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, amounts due from related parties and advances to suppliers. For the years ended October 31, 2025 and 2024, none of the Company’s revenue was credit sales.

Note 12 – Concentration of Vendors

For the years ended October 31, 2025 and 2024, the Company had one vendor accounted for 100% of the cost of revenue recorded, respectively.

Note 13 – Commitments and Contingencies

The Company did not have any contractual commitments as of October 31, 2025 and 2024.

Note 14 – Subsequent Event

In accordance with ASC 855, Subsequent Events, (“ASC 855”), the Company has analyzed its operations subsequent to October 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2025, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. We did not maintain appropriate segregation of duties and cash controls – As of October 31, 2025, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2025 based on criteria established in Internal Control-Integrated Framework issued by COSO.

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

There has been no change in our internal control over financial reporting occurred during the year ended October 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended October 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management, limited resources, and the lack of equity awards granted to management.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

The name, address and position of our present officers and directors are set forth below:

Name	Age	Position
Juan Yang		President and CEO
Chao Li		CFO
Jing Zhou		Director

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

SIGNIFICANT EMPLOYEES

Ms. Juan Yang, CEO of the Company, is the significant employee of the Company.

Item 11. Executive Compensation.

MANAGEMENT COMPENSATION

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers and directors for fiscal years October 31, 2025 and 2024:

Summary Compensation Table

Name and principal position (a)	Year ended October 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Juan Yang	2025	–	–	–	–	–	–	–	–
Title: President and CEO	2024	–	–	–	–	–	–	–	–

Chao Li	2025	–	–	–	–	–	–	–	–
Title: CFO	2024	–	–	–	–	–	–	–	–

Jing Zhou	2025	–	–	–	–	–	–	–	–
Title: Director	2024	–	–	–	–	–	–	–	–

Juan Yang, Chao Li and Jing Zhou have not received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to any officer or any member of our board of directors. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of the date of this form 10-K, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Ms. Juan Yang	2,000,000 Direct ownership of common stock, with sole voting and dispositive power and pecuniary interest	16.667%
Common Stock	Mr. Chao Li	–	0%
Common Stock	Mr. Jing Zhou	2,000,000 Direct Ownership of common stock, with sold voting and dispositive power and pecuniary interest	16.667%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the year ended October 31, 2025, the former director of the Company Jianting Liu advanced $199,750 to the Company on December 9, 2024. All of $199,750 were repaid to Jianting Liu on December 17, 2024.

During the year ended October 31, 2025, Zhenzhen Liu, the director of Shenggang Excellence Limited, advanced $280,005 to the Company. The Company repaid $228,623 during the period. As of October 31, 2025, the balance of this related party payable is $51,382. As of October 31, 2025, the Company has related party receivable of $5,121, which consists solely of petty cash kept by Zhenzhen Liu for payment of daily operation costs incurred by Shenggang Excellence Limited.

For the year ended October 31, 2024, the Company reimbursed $1,987 to the former director of the Company Yuyang Cui for her payment of general and administration expenses incurred by the Company.

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer, Director and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Director will continue to approve any related party transaction.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed to our company for the years ended October 31, 2025 and 2024 for professional services rendered by BARTON CPA PLLC, the independent auditor:

Fees	2025	2024
Audit Fees	$28,000	$25,000
Audit Related Fees	–	3,000
Other Fees	–	–
Total Fees	$28,000	$28,000

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

GMTECH INC.

March 6, 2026	By: /s/ Juan Yang
Chief Executive Officer
(Principal Executive Officer)

March 6, 2026	By: /s/ Chao Li
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Juan Yang	Chief Executive Officer	March 6, 2026
Juan Yang	(Principal Executive Officer)

/s/ Chao Li	Chief Financial Officer	March 6, 2026
Chao Li	(Principal Financial and Accounting Officer)

